Form 10-Q
period 1996-03-31
MAIC HOLDINGS INC
filed 1996-05-14
CIK 944492

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 1996 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number 0-19439


                              MAIC Holdings, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Alabama                                   63-1137505
- - -------------------------------        -----------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation of organization)

100 Brookwood Place, Birmingham, AL                        35209
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


                                 (205) 877-4400
                        -------------------------------
                        (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X.  No    .
                                               ---     ---

As of March 31 1996, there were 9,369,832 shares of the registrant's common stock outstanding.

                               Table of Contents



Part I - Financial Information

    Item l. Consolidated Financial Statements (Unaudited) of MAIC Holdings, Inc. and Subsidiaries

                 Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . .  3

                 Consolidated Statements of Income  . . . . . . . . . . . . . . . . . .  4

                 Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . .  5

                 Notes to Consolidated Financial Statements   . . . . . . . . . . . . .  6

    Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . . .  9

Part II - Other Information

    Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . 13

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                    MAIC Holdings, Inc. and Subsidiaries

                         Consolidated Balance Sheets
                                 (Unaudited)


                                                                           MARCH 31     December 31
                                                                             1996           1995
                                                                        -----------------------------
ASSETS
Investments:
 Fixed maturities available for sale, at market value                   $ 493,661,417   $ 483,734,285
 Equity securities available for sale, at market value                      7,641,990       6,614,805
 Real estate, net                                                          11,676,120      11,816,165
 Investment in unconsolidated affiliate                                     3,645,231       3,534,585
 Short-term investments                                                    28,677,885      38,298,141
                                                                        -------------   -------------
Total investments                                                         545,302,643     543,997,981
Cash and cash equivalents                                                   8,828,300       4,238,067
Premiums receivable                                                        35,204,738      20,416,767
Receivable from reinsurers                                                 89,550,919      80,467,711
Prepaid reinsurance premiums                                               24,558,579      13,271,997
Deferred taxes                                                             33,685,615      29,339,519
Other assets                                                               28,783,379      28,746,446
                                                                        -------------   -------------
                                                                        $ 765,914,173   $ 720,478,488
                                                                        =============   =============


LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Liabilities:
 Policy liabilities and accruals:
  Reserve for losses and loss adjustment expenses                       $ 447,317,310   $ 432,945,449
  Unearned premiums                                                        66,121,599      47,319,355
  Reinsurance premiums payable                                             24,555,059      18,338,773
                                                                        -------------   -------------
 Total policy liabilities                                                 537,993,968     498,603,577
 Income taxes payable                                                       5,203,129       2,090,222
 Other liabilities                                                         13,906,286      11,771,560
                                                                        -------------   -------------
Total Liabilities                                                         557,103,383     512,465,359

Commitments and contingencies                                                       -               -

Minority interests                                                          2,015,302       1,982,870

Stockholders' equity:
 Common stock, par value $1 per share;
   100,000,000 shares authorized; 9,376,956 shares
    issued including shares held in treasury                                9,376,956       9,376,956
 Additional paid-in capital                                                92,012,826      92,012,826
 Net unrealized gains on securities available for sale, net of
  deferred taxes of $3,915,892 and $7,195,663, respectively                 7,272,372      13,363,374
 Retained earnings                                                         98,271,642      91,415,411
                                                                        -------------   -------------
                                                                          206,933,796     206,168,567
  Less treasury stock at cost, 7,124 shares                                  (138,308)       (138,308)
                                                                        -------------   -------------
Total stockholders' equity                                                206,795,488     206,030,259
                                                                        -------------   -------------
                                                                        $ 765,914,173   $ 720,478,488
                                                                        =============   =============


See accompanying notes.

                     MAIC Holdings, Inc. and Subsidiaries

                      Consolidated Statements of Income
                                 (Unaudited)

                                                                             Three months ended
                                                                                  March 31
                                                                        -----------------------------
                                                                            1996            1995
                                                                        ------------     ------------
Revenues:
 Direct and assumed premiums written                                    $ 42,598,082     $ 39,075,464
                                                                        ============     ============

 Premiums earned                                                        $ 29,018,707     $ 22,495,018
 Premiums ceded                                                           (7,941,055)      (4,659,932)
                                                                        ------------     ------------
 Net premiums earned                                                      21,077,652       17,835,086
 Net investment income                                                     8,722,603        6,997,583
 Other income                                                                459,307          514,719
                                                                        ------------     ------------
Total revenues                                                            30,259,562       25,347,388

Expenses:
 Losses and loss adjustment expenses                                      25,407,255       19,040,012
 Reinsurance recoveries                                                   (9,375,208)      (5,096,174)
                                                                        ------------     ------------
 Net losses and loss adjustment expenses                                  16,032,047       13,943,838
 Underwriting, acquisition and insurance expenses                          5,734,216        4,056,649
                                                                        ------------     ------------
Total expenses                                                            21,766,263       18,000,487
                                                                        ------------     ------------
Income before income taxes and minority interests                          8,493,299        7,346,901

Provision for income taxes:
 Current expense                                                           2,670,961        3,306,265
 Deferred (benefit)                                                       (1,066,324)      (1,855,644)
                                                                        ------------     ------------
                                                                           1,604,637        1,450,621
                                                                        ------------     ------------
Income before minority interests                                           6,888,662        5,896,280

Minority interests                                                           (32,431)         137,473
                                                                        ------------     ------------
Net income                                                              $  6,856,231     $  6,033,753
                                                                        ============     ============

Earnings per share:
 Net Income                                                             $       0.73     $       0.64
                                                                        ============     ============

Weighted average number of common shares outstanding                       9,369,832        9,369,408
                                                                        ============     ============


See accompanying notes.

                     MAIC Holdings, Inc. and Subsidiaries

                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                        Three Months Ended
                                                                             March 31
                                                                  -------------------------------
                                                                      1996               1995
                                                                  ------------       ------------
OPERATING ACTIVITIES
Net Income                                                        $  6,856,231       $  6,033,753
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                      1,037,287            855,871
  Net realized (gain) loss on sale of Investments                      (45,285)          (111,713)
  Deferred income taxes                                             (1,066,324)        (1,855,644)
  Other                                                                (78,221)          (116,316)
  Changes in assets and liabilities
   Premiums receivable                                             (14,787,971)       (18,481,624)
   Income taxes receivable/payable                                   3,112,907          3,228,265
   Receivable from reinsurers                                       (9,083,208)        (4,836,572)
   Prepaid reinsurance premiums                                    (11,286,582)       (14,084,314)
   Other assets                                                       (567,193)         1,204,830
   Reserve for losses and loss adjustment expenses                  14,371,861         11,464,226
   Unearned premiums                                                18,802,244         24,258,009
   Reinsurance premiums payable                                      6,216,286          8,049,612
   Other liabilities                                                 2,134,726          2,739,224
                                                                  ------------       ------------
Net cash provided by operating activities                           15,616,758         18,347,607

INVESTING ACTIVITIES
Purchases of fixed maturities available for sale                   (44,780,311)       (27,454,263)
Proceeds from sale or maturities of fixed
 maturities available for sale                                      24,337,156         11,427,542
Net (increase) decrease in short-term investments                    9,620,256          1,387,608
Purchase of subsidiaries                                                     -         (1,838,118)
Other                                                                 (203,626)          (364,843)
                                                                  ------------       ------------
Net cash used in investing activities                              (11,026,525)       (16,842,074)

Increase in cash and cash equivalents                                4,590,233          1,505,533

Cash and cash equivalents at beginning of period                     4,238,067          5,021,971
                                                                  ------------       ------------
Cash and cash equivalents at end of period                        $  8,828,300       $  6,527,504
                                                                  ============       ============


See accompanying notes.

                      MAIC Holdings, Inc. and Subsidiaries

                 Notes to the Consolidated Financial Statements
                                  (Unaudited)

1. PLAN OF EXCHANGE AND REORGANIZATION

MAIC Holdings, Inc. is a Delaware corporation formed by Mutual Assurance, Inc. to serve as a holding company for Mutual Assurance and subsidiaries. On August 31, 1995, Mutual Assurance and MAIC Holdings, Inc. consummated an Agreement and Plan of Exchange which was accounted for in a manner similar to a pooling of interests. Under the terms of the agreement, Mutual Assurance shareholders exchanged the 8,846,429 of issued and outstanding shares, par value $1 per share, for an equal amount of shares of the common stock of MAIC Holdings, Inc., par value $1 per share. The common stock of MAIC Holdings, Inc. succeeded Mutual Assurance common stock for trading on the Nasdaq/NMS under the trading symbol "MAIC."

At December 31, 1995, MAIC Holdings, Inc. had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At March 31, 1996, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of MAIC Holdings, Inc. and its majority owned subsidiaries, together referred to as the Company. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the December 31, 1995 audited consolidated financial statements and accompanying notes.

3. INCOME TAXES

Income tax expense differs from the normal relationship to financial statement income principally because of tax-exempt interest income.

4. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The reserves for losses and loss adjustment expenses represent management's best estimate of the ultimate cost of all losses incurred but unpaid. Incurred losses and loss adjustment expenses for the three-month periods ending March 31, 1996 and 1995 were principally based on the application of an expected loss ratio to premiums earned. These loss ratios take into consideration prior loss experience, loss trends, the Company's loss retention levels, changes in frequency and severity of claims and rates charged.

                      MAIC Holdings, Inc. and Subsidiaries

                 Notes to the Consolidated Financial Statements
                                  (Unaudited)

5. INVESTMENTS

Proceeds from sales of investments in fixed maturities available for sale, excluding prepayments of mortgage-backed securities, were $11,977,746 and $9,498,906 during the three months ended March 31, 1996 and 1995, respectively.

Gross gains and losses from sales and prepayments of investments in fixed maturities available for sale are included in other income as follows:

                                                                                        Three Months Ended
                                                                                              March  31
                                                                                  ---------------------------------
                                                                                    1996                    1995
                                                                                  ---------              ----------
Gross gains excluding prepayments of
     mortgage-backed securities                                                   $ 182,175              $  112,075
Gross gains from prepayments of
     mortgage-backed securities                                                      16,056                  17,501
Gross (losses) from prepayments of
     mortgage-backed securities                                                    (152,946)                (17,863)
                                                                                  ---------              ----------
Net gain (loss) from sales and prepayments                                        $  45,285              $  111,713
                                                                                  =========              ==========

The amortized cost of fixed maturities and equity securities available for sale was $490,115,143 and $469,789,477 at March 31, 1996 and December 31, 1995,
respectively.

6. EARNINGS PER SHARE

On December 14, 1995 the Board of Directors declared a 6% stock dividend. Cash was paid to shareholders for fractional shares. Earnings per share data for 1995 has been restated as if the 1995 dividend had been declared on January 1, 1995.

7. COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal actions arising primarily from claims made under insurance policies. The legal actions arising from claims made under insurance policies have been considered by the Company in establishing its reserves. While the outcome of all legal actions is not presently determinable, the Company's management and its legal counsel are of the opinion that the settlement of these actions will not have a material adverse effect on the Company's financial position or results of operations.

                      MAIC Holdings, Inc. and Subsidiaries

                                  (Unaudited)

8. BUSINESS EXPANSION

Effective January 1, 1995 the Company purchased 51.7% of the outstanding capital voting stock of Physicians Insurance Company of Indiana (PIC-Indiana), an Indiana provider of medical malpractice insurance. During 1995 the Company acquired additional shares of the PIC-Indiana stock from various shareholders. The combined purchases resulted in ownership of approximately 100% of the outstanding capital voting stock of PIC-Indiana. The portion of operations at March 31, 1995 which are attributable to the minority interest of PIC-Indiana must be removed from the Company's consolidated statements of income. The removal is shown in one line at the bottom of the consolidated statement of income.

Effective July 16, 1995, the Company acquired the recurring medical professional insurance business of Physicians Insurance Company of Ohio (PIC-Ohio) and its subsidiary. The purchase price is included in other assets.

During first quarter 1996, MAIC Holdings, Inc. signed a letter of intent to have MOMED Holding Company become a Missouri based subsidiary of MAIC Holdings, Inc. MOMED Holding Company is the parent company of Missouri Medical Insurance Company, which is a provider of medical malpractice insurance. Although the terms of the agreement have not been determined, MAIC Holdings, Inc. does not expect the ultimate purchase price to exceed 10% of the Company's stockholders' equity.

ITEM. 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For purposes of this management discussion and analysis, the term "Company" refers to MAIC Holdings, Inc. and its consolidated subsidiaries. The Company's consolidated financial statements include the accounts of MAIC Holdings, Inc. and its consolidated subsidiaries. The portion of operations attributable to the 1996 and 1995 minority interests of PROActive Insurance and the 1995 minority interest of PIC-Indiana must be removed from the Company's consolidated statements of income. This removal is shown on one line at the bottom of the consolidated statements of income.

         MAIC Holdings, Inc. is a Delaware corporation formed by Mutual Assurance to serve as a holding corporation for Mutual Assurance and other subsidiaries. On August 31, 1995, Mutual Assurance and MAIC Holdings, Inc. consummated an Agreement and Plan of Exchange (Plan of Exchange) which generally provided that each share of common stock of Mutual Assurance, par value $1 per share, would be exchanged for one share of common stock of MAIC Holdings, Inc., par value $1 per share. MAIC Holdings, Inc. common stock succeeded Mutual Assurance common stock for trading on the Nasdaq/NMS under the trading symbol "MAIC."

         The variances discussed below include amounts attributable to the operations of all the companies. Although balances attributable to the subsidiaries other than Mutual Assurance may be significant to specific variances, they are not material to the total operations or the financial condition of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The payment of losses, loss adjustment expenses, and operating expenses in the ordinary course of business remains the Company's principal need for liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided from these activities was sufficient during the first three months of 1996 to meet the Company's needs, and the Company believes those sources will be sufficient to meet its cash needs for operating purposes for at least the next twelve months. Prolonged and increasing levels of inflation could cause increases in the dollar amount of losses and loss adjustment expenses and may therefore adversely affect future reserve development. To minimize such risk, the Company (i) maintains what its management considers to be strong and adequate reinsurance, (ii) conducts regular actuarial reviews to ensure, among other things, that reserves do not become deficient, and (iii) maintains adequate asset liquidity.

         The Company did not borrow any funds during the three months ended March 31, 1996 and 1995, and currently has no requirements indicating a need to borrow significant funds in the next twelve months. However, the need for additional capital may arise in order to achieve the Company's ultimate goals of expansion, as discussed in subsequent paragraphs. The Company continues to have available through a lending institution a line of credit in the amount of $40 million that could be used for these additional capital requirements. The Company is not charged a fee nor is it required to maintain compensating balances in connection with this line of credit.

BUSINESS EXPANSION

         The Company has undertaken efforts to expand its business to accommodate multi-state risks and otherwise increase the volume of its professional liability insurance book of business. Such efforts may include expansion through acquisition of, or combination with, insurers doing business in other states; reinsurance of risks insured by other insurers; and direct writing of professional liability insurance and/or other health care related insurance products in other states in which the Company is licensed to offer such insurance.

         Effective July 16, 1995, the Company acquired the recurring medical professional insurance business of Physicians Insurance Company of Ohio and its subsidiary. The purchase price is included in other assets.

         Effective January 1, 1995, the Company purchased 51.7% of the outstanding capital voting stock of PIC-Indiana, an Indiana provider of medical malpractice insurance. During 1995 the Company acquired additional shares of the PIC-Indiana stock. The combined purchases resulted in an ownership of approximately 100% of the outstanding capital voting stock as of December 31, 1995.

         During the first quarter of 1996, the Company signed a letter of intent to have MOMED Holding Company become a Missouri based subsidiary of MAIC Holdings, Inc. MOMED Holding Company is the parent company of Missouri Medical Insurance Company, which is a provider of medical malpractice insurance. Although the terms of the agreement have not been determined, MAIC Holdings, Inc. does not expect the ultimate purchase price to exceed 10% of the Company's stockholders' equity.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

Premiums

         The following table presents information related to consolidated written and earned premiums and reinsurance expense (dollars in thousands):

                                                                          Three months ended
                                                                                March 31
                                                                     ---------------------------          Increase
                                                                          1996            1995           (Decrease)
                                                                     ---------------------------         ----------
Direct and assumed premiums written                                  $   42,598        $  39,075          $  3,523
                                                                     ==========        =========          ========

Premiums earned                                                      $   29,019        $  22,495          $  6,524
Premiums ceded                                                           (7,941)          (4,660)            3,281
                                                                     ----------        ---------          --------
Net premiums earned                                                  $   21,078        $  17,835          $  3,243
                                                                     ==========        =========          ========

         The increase in premiums written for the quarter ended March 31, 1996 as compared to the same quarter in 1995 is due principally to premiums written in the state of Ohio. Premiums earned increased due to new business written subsequent to first quarter 1995; this new business includes premiums earned attributable to the acquisition of the recurring medical professional insurance business of Physicians Insurance Company of Ohio. The increase in premiums ceded is directly related to the increases in earned premiums, and, as respects new business, increased cessions of risks to reinsurers.

Investment Income

         The Company had consolidated net investment income of $8,723,000 for the three months ended March 31, 1996, compared to $6,998,000 for the three months ended March 31, 1995, for an increase of $1,725,000 (24.7%). The increased income is primarily due to: (i) an increase in the yield on invested assets, to 6.8% for the three months ended March 31, 1996 compared to 6.0% for the same period in 1995, and (ii) an increase in the amount of invested assets. The increase in the yield on invested assets primarily resulted from higher available market rates of interest on both taxable and non-taxable investments.

         For the purposes of the above discussion, invested assets are comprised of fixed maturities, short-term investments, equities and investment in unconsolidated subsidiary, and the earnings on such invested assets constitute the related net investment income. The Company calculates the yield on invested assets by dividing the related investment income (annualized for interim periods) by the monthly average of invested assets.

         The principal investment objective of the Company is to achieve a high level of after-tax income while minimizing risk. Although fixed maturity securities are purchased with the initial intent to hold such securities until their maturity, disposals of securities prior to their respective maturities may occur if management believes such disposals are consistent with the Company's overall investment objectives, including maximizing after-tax yields. Disposition of investments prior to maturity may result in a net gain or loss which would be classified as "Other Income".

Losses

         Consolidated loss and loss adjustment expenses (Losses) and the related loss ratios are summarized in the following table (dollars in thousands). The ratio for losses and loss adjustment expenses below is based on premiums earned; the ratio for net losses and loss adjustment expenses is based on net premiums earned.


                                                                          Three months ended
                                                            March 31, 1996                   March 31, 1995
                                                     --------------------------         -------------------------
                                                                           Loss                              Loss
                                                        Losses            Ratio           Losses            Ratio
                                                     --------------------------         -------------------------
Losses and loss adjustment expenses                  $  25,407             88%          $ 19,040              85%
Reinsurance recoveries                                  (9,375)                           (5,096)
                                                     ---------                          --------
Net losses and loss adjustment expenses              $  16,032             76%          $ 13,944              78%
                                                     =========                          ========

         The Company's losses and loss adjustment expenses in the three months ended March 31, 1996 reflect a loss ratio of 88% compared to a loss ratio of 85% for the three months ended March 31, 1995. Losses for both periods are principally based on the application of an expected loss ratio to premiums earned. These loss ratios reflect (i) consideration of prior loss experience and (ii) changes in the frequency and severity of claims.

         The increase in reinsurance recoveries primarily results from the increase in losses and loss adjustment expenses and the increased cessions to reinsurers.

Underwriting, Acquisition, and Insurance Expenses

         Consolidated expenses increased by $1,678,000 (41%) for the three months ended March 31, 1996 compared to the three months ended March 31, 1995. The increase results primarily from policy acquisition costs associated with new business, along with other costs associated with the Company's current business strategy. This strategy calls for the Company to continue investigating potential acquisition opportunities and the possibility of expansion into additional markets.

Income Taxes

         The Company's effective tax rate for the quarter ended March 31, 1996 was 19%, compared to 20% for the quarter ended March 31, 1995: these rates were both lower than the statutory rate of 35%. The principal reason for the Company's lower effective tax rate is the effect of tax exempt investment income.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         Exhibit (27) required of Item 601 of Regulation SK-Financial Data Schedule (for SEC use only).

(b) Reports on 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed.





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MAIC Holdings, Inc.



May 10, 1996                            By: /s/ James J. Morello
                                            -----------------------------------
                                        James J. Morello, Treasurer
                                        (duly authorized officer and
                                        principal financial officer)