Form 10-Q
period 1996-06-30
MAIC HOLDINGS INC
filed 1996-08-13
CIK 944492

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 1996 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number 0-19439


                             MAIC Holdings, Inc.
            -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


        Alabama                                     63-0720042
- ---------------------------------            ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation of organization)

100 Brookwood Place, Birmingham, AL                  35209
- -------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)


                                 (205) 877-4400
                        ------------------------------
                        (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X     No   .
                                                ---    ---
As of June 30, 1996, there were 9,369,832 shares of the registrant's common stock outstanding.

                               Table of Contents



Part I - Financial Information

  Item l. Condensed Consolidated Financial Statements (Unaudited) of MAIC Holdings, Inc. and Subsidiaries

            Condensed Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

            Condensed Consolidated Statements of Income . . . . . . . . . . . . . . . . . . . . . . . . .  4

            Condensed Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . .  5

            Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . .  6

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .  9

Part II - Other Information

  Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                      MAIC Holdings, Inc. and Subsidiaries

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                                   June 30         December 31
                                                                     1996            1995
                                                                --------------   ------------
Assets
Investments:
 Fixed maturities available for sale, at market value           $  484,300,808   $483,734,285
 Equity securities available for sale, at market value               8,777,843      6,614,805
 Real estate, net                                                   11,660,100     11,816,165
 Investment in unconsolidated affiliate                              3,585,612      3,534,585
 Short-term investments                                             29,211,671     38,298,141
                                                                --------------   ------------
Total investments                                                  537,536,034    543,997,981
Cash and cash equivalents                                           20,324,857      4,238,067
Premiums receivable                                                 35,335,578     20,416,767
Receivable from reinsurers                                          96,935,454     80,467,711
Prepaid reinsurance premiums                                        22,215,474     13,271,997
Deferred taxes                                                      36,346,424     29,339,519
Other assets                                                        27,178,240     28,746,446
                                                                --------------   ------------
                                                                $  775,872,061   $720,478,488
                                                                ==============   ============

Liabilities, minority interests and stockholders' equity
Liabilities:
 Policy liabilities and accruals:
  Reserve for losses and loss adjustment expenses               $  457,237,316   $432,945,449
  Unearned premiums                                                 63,308,577     47,319,355
  Reinsurance premiums payable                                      27,589,570     18,338,773
                                                                --------------   ------------
 Total policy liabilities                                          548,135,463    498,603,577
 Income taxes payable                                                3,641,277      2,090,222
 Other liabilities                                                  14,692,614     11,771,560
                                                                --------------   ------------
Total liabilities                                                  566,469,354    512,465,359

Commitments and contingencies                                                -              -

Minority interests                                                   2,051,171      1,982,870

Stockholders' equity:
 Common stock, par value $1 per share;
   100,000,000 shares authorized; 9,376,956 shares
    issued including shares held in treasury                         9,376,956      9,376,956
 Additional paid-in capital                                         92,012,826     92,012,826
 Net unrealized gains on securities available for sale, net of
  deferred taxes of $90,310 and $7,195,663, respectively               167,718     13,363,374
 Retained earnings                                                 105,932,344     91,415,411
                                                                --------------   ------------
                                                                   207,489,844    206,168,567
  Less treasury stock at cost, 7,124 shares                           (138,308)      (138,308)
                                                                --------------   ------------
Total stockholders' equity                                         207,351,536    206,030,259
                                                                --------------   ------------
                                                                $  775,872,061   $720,478,488
                                                                ==============   ============


See accompanying notes.

                      MAIC Holdings, Inc. and Subsidiaries

                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                    Three Months Ended                Six Months Ended
                                         June 30                          June 30
                                --------------------------     ------------------------------
                                   1996           1995             1996             1995
                                ------------   -----------     -------------   --------------
Revenues:
 Direct and assumed
  premiums written              $ 28,987,940   $22,762,720     $  71,586,022   $   61,838,184
                                ============   ===========     =============   ==============
 Premiums earned                $ 29,866,591   $23,538,717     $  58,885,298   $   46,033,735
 Premiums ceded                   (9,033,660)   (5,096,266)      (16,974,715)      (9,756,198)
                                ------------   -----------     -------------   --------------
 Net premiums earned              20,832,931    18,442,451        41,910,583       36,277,537
 Net investment income             7,196,459     7,609,765        15,919,062       14,607,348
 Other income                        865,272     1,507,899         1,324,579        2,022,618
                                ------------   -----------     -------------   --------------
Total revenues                    28,894,662    27,560,115        59,154,224       52,907,503

Expenses:
 Losses and loss
  adjustment expenses             22,154,140    19,963,607        47,561,395       39,003,619
 Reinsurance recoveries           (8,844,071)   (6,306,414)      (18,219,279)     (11,402,588)
                                ------------   -----------     -------------   --------------
 Net losses and loss
  adjustment expenses             13,310,069    13,657,193        29,342,116       27,601,031
 Underwriting, acquisition
  and insurance expenses           5,173,050     4,155,405        10,907,266        8,212,054
                                ------------   -----------     -------------   --------------
Total expenses                    18,483,119    17,812,598        40,249,382       35,813,085
                                ------------   -----------     -------------   --------------
Income before income taxes
 and minority interests           10,411,543     9,747,517        18,904,842       17,094,418

Provision for income taxes:
 Current expense                   1,550,205     3,546,600         4,221,166        6,852,865
 Deferred expense (benefit)        1,164,772    (1,253,413)           98,448       (3,109,057)
                                ------------   -----------     -------------   --------------
                                   2,714,977     2,293,187         4,319,614        3,743,808
                                ------------   -----------     -------------   --------------
Income before minority
 interests                         7,696,566     7,454,330        14,585,228       13,350,610

Minority interests                   (35,869)     (222,977)          (68,300)         (85,504)
                                ------------   -----------     -------------   --------------
Net income                      $  7,660,697   $ 7,231,353     $  14,516,928   $   13,265,106
                                ============   ===========     =============   ==============
Earnings per share:
 Net Income                     $       0.82   $      0.77     $        1.55   $         1.42
                                ============   ===========     =============   ==============
Weighted average number of
 common shares outstanding         9,369,832     9,369,408         9,369,832        9,369,408
                                ============   ===========     =============   ==============


See accompanying notes.

                      MAIC Holdings, Inc. and Subsidiaries

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                            Six Months Ended
                                                                June 30
                                                      ------------------------------
                                                           1996             1995
                                                      -------------    -------------
Operating activities
Net Income                                            $  14,516,928    $  13,265,106
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                            (163,435)         963,315
  Net realized gain on sale of Investments                 (542,256)      (1,415,199)
  Deferred income taxes                                      98,448       (3,109,057)
  Other                                                     (32,712)          60,812
  Changes in assets and liabilities:
   Premiums receivable                                  (14,918,811)     (16,997,063)
   Income taxes receivable/payable                        1,551,055        2,725,603
   Receivable from reinsurers                           (16,467,743)      (7,774,987)
   Prepaid reinsurance premiums                          (8,943,477)     (14,739,453)
   Other assets                                           2,726,899        1,444,795
   Reserve for losses and loss adjustment expenses       24,291,867       20,732,552
   Unearned premiums                                     15,989,222       25,389,999
   Reinsurance premiums payable                           9,250,797        4,934,767
   Other liabilities                                      2,921,054       (1,442,426)
                                                      -------------    -------------
Net cash provided by operating activities                30,277,836       24,038,764

Investing activities
Purchases of fixed maturities available for sale        (77,453,992)     (74,361,983)
Proceeds from sale or maturities of fixed
 maturities available for sale                           54,657,103       49,240,521
Net decrease in short-term investments                    9,086,677       15,707,576
Purchase of subsidiaries                                          -       (4,059,978)
Other                                                      (480,834)      (1,030,919)
                                                      -------------    -------------
Net cash used in investing activities                   (14,191,046)     (14,504,783)

Financing activities
Loan payment                                                      -         (811,098)
                                                      -------------    -------------
Net cash used in financing activities                             -         (811,098)

Increase in cash and cash equivalents                    16,086,790        8,722,883

Cash and cash equivalents at beginning of period          4,238,067        5,021,971
                                                      -------------    -------------
Cash and cash equivalents at end of period            $  20,324,857    $  13,744,854
                                                      =============    =============


See accompanying notes.

                      MAIC Holdings, Inc. and Subsidiaries

            Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)

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

At December 31, 1995, MAIC Holdings, Inc. had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At June 30, 1996, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of MAIC Holdings, Inc. and its wholly and majority owned subsidiaries, together referred to as the Company. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the December 31, 1995 audited consolidated financial statements and accompanying notes.

3. INCOME TAXES

Income tax expense differs from the normal relationship to financial statement income principally because of tax-exempt interest income.

4. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The reserves for losses and loss adjustment expenses represent management's best estimate of the ultimate cost of all losses incurred but unpaid. Incurred losses and loss adjustment expenses for the six month periods ending June 30, 1996 and 1995 were principally based on the application of an expected loss ratio to premiums earned. These loss ratios take into consideration prior loss experience, loss trends, the Company's loss retention levels, changes in frequency and severity of claims and rates charged.

                      MAIC Holdings, Inc. and Subsidiaries

            Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)

5. INVESTMENTS

Proceeds from sales of investments in fixed maturities available for sale, excluding prepayments of mortgage-backed securities, were $34,331,914 and $38,132,064 during the six months ended June 30, 1996 and 1995, respectively.

Gross gains and losses from sales and prepayments of investments in fixed maturities available for sale are included in other income as follows:

                                                                                   Six Months Ended
                                                                                      June 30
                                                                       --------------------------------------
                                                                               1996                  1995
                                                                       -----------------    -----------------
Gross gains excluding prepayments of
  mortgage-backed securities                                           $        947,469     $      1,475,280
Gross losses excluding prepayments of
  mortgage-backed securities                                                   (243,443)             (18,959)
Gross gains from prepayments of
  mortgage-backed securities                                                     32,253               41,281
Gross (losses) from prepayments of
  mortgage-backed securities                                                   (211,742)             (82,402)
                                                                       ----------------     ----------------
Net gain (loss) from sales and prepayments                             $        524,537     $      1,415,199
                                                                       ================     ================

The amortized cost of fixed maturities and equity securities available for sale was $492,820,644 and $469,789,477 at June 30, 1996 and December 31, 1995,
respectively.

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

                      MAIC Holdings, Inc. and Subsidiaries

                                 (Unaudited)

8. BUSINESS EXPANSION

Effective January 1, 1995 the Company purchased 51.7% of the outstanding capital voting stock of PIC-Indiana, an Indiana provider of medical malpractice insurance. During 1995 the Company acquired additional shares of the PIC-Indiana stock from various shareholders. The combined purchases resulted in ownership of approximately 100% of the outstanding capital voting stock of PIC-Indiana.

Effective July 16, 1995, the Company acquired the recurring medical professional insurance business of Physicians Insurance Company of Ohio and its subsidiary. The value of the business acquired is included in other assets.

On June 11, 1996, the Company and MOMED Holding Company (MOMED) executed an Agreement and Plan of Merger pursuant to which MOMED (OTC: MOMED) will become a Missouri based subsidiary of the Company. MOMED is the parent company of Missouri Medical Insurance Company, which is a provider of medical malpractice insurance. Consummation of the transaction is subject to regulatory and shareholder approval. The ultimate purchase price is not expected to exceed 10% of the Company's stockholders' equity, based on historical market prices of the Company's common stock.

ITEM. 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For purposes of this management discussion and analysis, the term "Company" refers to MAIC Holdings, Inc. and its wholly and majority owned subsidiaries, the accounts of which are included in the accompanying financial statements.


         MAIC Holdings, Inc. is a Delaware corporation formed by Mutual Assurance to serve as a holding corporation for Mutual Assurance and other subsidiaries. On August 31, 1995, Mutual Assurance and MAIC Holdings, Inc. consummated an Agreement and Plan of Exchange which generally provided that each share of common stock of Mutual Assurance, par value $1 per share, would be exchanged for one share of common stock of MAIC Holdings, Inc., par value $1 per share. MAIC Holdings, Inc. common stock succeeded Mutual Assurance common stock for trading on the Nasdaq/NMS under the trading symbol "MAIC."

         The variances discussed below include amounts attributable to the operations of all the companies. Although balances attributable to the subsidiaries other than Mutual Assurance may be significant to specific variances, they are not material to the total operations or the financial condition of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The payment of losses, loss adjustment expenses, and operating expenses in the ordinary course of business remains the Company's principal need for liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided from these activities was sufficient during the first six months of 1996 to meet the Company's needs, and the Company believes those sources will be sufficient to meet its cash needs for operating purposes for at least the next twelve months. Prolonged and increasing levels of inflation could cause increases in the dollar amount of losses and loss adjustment expenses and may therefore adversely affect future reserve development. To minimize such risk, the Company (i) maintains what its management considers to be strong and adequate reinsurance, (ii) conducts regular actuarial reviews to ensure, among other things, that reserves do not become deficient, and (iii) maintains adequate asset liquidity.

         The Company did not borrow any funds during the six months ended June 30, 1996 and 1995, and currently has no requirements indicating a need to borrow significant funds in the next twelve months. However, the need for additional capital may arise in order to achieve the Company's ultimate goals of expansion, as discussed in subsequent paragraphs. The Company continues to have available through a lending institution a line of credit in the amount of $40 million that could be used for these additional capital requirements. The Company is not charged a fee nor is it required to maintain compensating balances in connection with this line of credit.

BUSINESS EXPANSION

         The Company, through Mutual Assurance, has been developing a marketing strategy to address the insurance needs of hospitals and vertically integrated health care providers. The Company expects organizations such as these to represent increasing market opportunities for professional liability and related insurance products because of the trend toward the consolidation of health care providers. In 1995, Mutual Assurance engaged a managing agent, Medical Reinsurance Corporation (MRC), to market medical malpractice reinsurance, excess medical malpractice insurance, managed care liability insurance and provider stop loss insurance to these large accounts.

         Mutual Assurance's principal competitors for this "large account" business are insurers that are larger than those with whom Mutual Assurance has historically had to compete. The Company believes that Mutual Assurance's surplus will be a significant competitive factor in this market because of criteria used by large health care providers in the selection of professional liability insurers.

         In addition to its expansion into this growing market for "large accounts", the Company also intends to expand through the acquisition of, or combination with, medical professional liability insurers that have a significant presence in states other than Alabama. The Company purchased for cash the stock of Medical Assurance of West Virginia, Inc. (formerly West Virginia Hospital Insurance Company) in 1994, the stock of Physicians Insurance Company of Indiana in 1995, and the prospective book of business of Physicians Insurance Company of Ohio in 1995. The Company recently announced that it will combine with MOMED Holding Company in a merger that will result in Missouri Medical Insurance Company becoming a subsidiary of the Company. The merger agreement provides for the stock of MOMED Holding Company to be converted into the Company's common stock and cash.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Premiums

         The following table presents information related to consolidated written and earned premiums and reinsurance expense (dollars in thousands):

                                                                   Six months ended
                                                                        June 30
                                                              ---------------------------      Increase
                                                                   1996        1995           (Decrease)
                                                              ---------------------------     ----------

Direct and assumed premiums written                            $    71,586    $    61,838     $    9,748
                                                               ===========    ===========     ==========

Premiums earned                                                $    58,885    $    46,034     $   12,851
Premiums ceded                                                     (16,975)        (9,756)         7,219
                                                               -----------    -----------     ----------
Net premiums earned                                            $    41,911    $    36,278     $    5,633
                                                               ===========    ===========     ==========

       The increase in premiums written and earned for the six months ended June 30, 1996 as compared to the same six months in 1995 is due principally to premiums in the state of Ohio. The increase in premiums ceded is directly related to the increases in earned premiums, and, as respects the new Ohio business, increased cessions of risks to reinsurers.

Investment Income

       The Company had consolidated net investment income of $15,919,000 for the six months ended June 30, 1996, as compared to $14,607,000 for the six months ended June 30, 1995, reflecting an increase of $1,312,000. The increased income is primarily due to an increase in the amount of invested assets held by the Company. The yield on invested assets remained constant at 6.2%. The average composition of invested assets changed little from 1995 to 1996, with non- taxable investments comprising an average of 56% for the first six months of 1995 as compared to 58% for the first six months of 1996.

       For the purposes of the above discussion, invested assets are comprised of fixed maturities at amortized cost, short-term investments, equities at cost and investment in unconsolidated affiliate, and the earnings on such invested assets constitute the related net investment income. The Company calculates the yield on invested assets by dividing the related investment income (annualized for interim periods) by the monthly average of invested assets.

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

Losses

       Consolidated loss and loss adjustment expenses (Losses) and the related loss ratios are summarized in the following table (dollars in thousands). The ratio for losses below is based on premiums earned; the ratio for net losses is based on net premiums earned.

                                                                         Six months ended
                                                              June 30, 1996         June 30, 1995
                                                       ------------------------   -----------------------
                                                                           Loss                      Loss
                                                            Losses        Ratio       Losses        Ratio
                                                       ------------------------   -----------------------

Losses                                                 $     47,561        81%    $    39,004         85%
                                                                           ==                         ===
Reinsurance recoveries                                      (18,219)                  (11,403)
                                                       ------------               ------------
Net losses                                             $     29,342        70%    $    27,601         76%
                                                       ============        ==     ===========         ===

         The Company's losses for the six months ended June 30, 1996 reflect a loss ratio of 81% compared to a loss ratio of 85% for the six months ended June 30, 1995. Losses for both periods are principally based on the application of an expected loss ratio to premiums earned. These loss ratios take into consideration prior loss experience, loss trends, the Company's loss retention levels, changes in frequency and severity of claims and rates charged.

         The increase in reinsurance recoveries primarily results from the increase in losses and loss adjustment expenses and the increased cessions to reinsurers.

Other Income

         Other income decreased by $698,000 for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. The decrease is principally attributable to fewer capital gains realized upon the sale of securities during the first six months of 1996 compared to the first six months of 1995.

Underwriting, Acquisition, and Insurance Expenses

         Consolidated expenses increased by $2,695,212 (33%) for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. The increase results primarily from policy acquisition costs associated with new business, along with the other costs associated with the Company's current business strategy. This strategy calls for the Company to continue investigating potential acquisition opportunities and the possibility of expansion into additional markets.

Income Taxes

         The Company's effective tax rate for the six months ended June 30, 1996 was 23%, compared to 22% for the six months ended June 30, 1995: these rates were both lower than the statutory rate of 35%. The principal reason for the Company's lower effective tax rate is the effect of tax exempt investment income.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

Premiums

         The following table presents information related to consolidated written and earned premiums and reinsurance expense (dollars in thousands):

                                                                  Three months ended
                                                                        June 30                Increase
                                                              ---------------------------
                                                                   1996        1995         (Decrease)
                                                              ---------------------------   ----------

Direct and assumed premiums written                            $    28,988    $    22,763     $    6,225
                                                               ===========    ===========     ==========

Premiums earned                                                $    29,867    $    23,539     $    6,328
Premiums ceded                                                      (9,034)        (5,096)         3,938
                                                               -----------    -----------     ----------
Net premiums earned                                            $    20,833    $    18,443     $    2,390
                                                               ===========    ===========      =========

         The increase in premiums written, premiums earned and premiums ceded for the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 is due principally to premiums written in the state of Ohio. This new business includes premiums earned attributable to the acquisition of the recurring medical professional insurance business of Physicians Insurance Company of Ohio.

Investment Income

         The Company had consolidated net investment income of $7,196,000 for the three months ended June 30, 1996, as compared to $7,610,000 for the three months ended June 30, 1995. The amount of invested assets held by the Company increased from $478,143,000 at June 30, 1995, to $525,618,000 at June 30, 1996
which resulted in an increase to net investment income. This increase is offset by (i) a $747,000 reduction attributable to an overstatement of accrued investment income at March 31, 1996, and (ii) a decrease in the weighted average yield on invested assets from 6.1% (computed excluding the effects of the overstatement) for the three months ended June 30, 1996 as compared to 6.5% for the three months ended June 30, 1995.

         For the purposes of the above discussion, invested assets are comprised of fixed maturities at amortized cost, short-term investments, equities at cost and investment in unconsolidated affiliate, and the earnings on such invested assets constitute the related net investment income. The Company calculates the yield on invested assets by dividing the related investment income (annualized for interim periods) by the monthly average of invested assets.

Other Income

         Other income decreased by $643,000 for the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995. The decrease is principally attributable to fewer capital gains realized upon the sale of securities during the second quarter of 1996 compared to the second quarter of 1995.

Losses

         Consolidated loss and loss adjustment expenses (Losses) and the related loss ratios are summarized in the following table (dollars in thousands). The ratio for losses below is based on premiums earned; the ratio for net losses is based on net premiums earned.

                                                                         Three months ended
                                                              June 30, 1996          June 30, 1995
                                                       ------------------------   -----------------------
                                                                           Loss                      Loss
                                                            Losses        Ratio       Losses        Ratio
                                                       ------------------------   -----------------------
Losses                                                 $     22,154        74%    $    19,964         85%
                                                                           ==                         ==
Reinsurance recoveries                                       (8,844)                   (6,306 )
                                                       ------------               -----------
Net losses                                             $     13,310        64%    $    13,658         74%
                                                       ============        ==     ===========         ==

         The Company's losses in the three months ended June 30, 1996 reflect a loss ratio of 74% compared to a loss ratio of 85% for the three months ended June 30, 1995. Losses for both periods are principally based on the application of an expected loss ratio to premiums earned. These loss ratios take into consideration prior loss experience, loss trends, the Company's loss retention levels, changes in frequency and severity of claims and rates charged. Developed redundancies released are $8,250,000 and $4,125,000 for the three months ended June 30, 1996 and 1995, respectively.

Underwriting, Acquisition, and Insurance Expenses

         Consolidated expenses increased by $1,018,000 (24%) for the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995. The increase is due to the same items described in the six month comparison.

                          PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

         The Company held its 1996 Annual Meeting of Stockholders on May 14, 1996. At the meeting, the stockholders of the Company were asked to vote on the two matters, each of which was described in the Proxy Statement accompanying the Notice of the Meeting and filed with the Securities and Exchange Commission in accordance with Rule 14a-6. The matters voted on at the meeting and the results of the voting are described below.

         1. Election of one director to serve on the Board of Directors for a three year term.

             FOR                      WITHHOLD AUTHORITY
             ---                      ------------------

               7,007,767                 32,315

         2. Approval of the Company's assumption and amendment of the "Mutual Assurance, Inc. 1995 Stock Award Plan" and the change of its name to the "MAIC Holdings, Inc. Incentive Compensation Stock Plan."


     FOR               AGAINST             ABSTAIN          BROKER NON-VOTES
     ---               -------             -------          ----------------

   4,939,876           241,014             212,788              1,646,409



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



                                        MAIC Holdings, Inc.



August 13, 1996                         By: /s/ James J. Morello
                                            ---------------------------
                                        James J. Morello, Treasurer
                                        (duly authorized officer and
                                        principal financial officer)