Form 10-Q
period 1996-09-30
MAIC HOLDINGS INC
filed 1996-11-12
CIK 944492

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1996 or
[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from        to       .
                                                             ------    ------

Commission file number 0-19439


                              MAIC Holdings, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Alabama                                                        63-0720042
--------------------------------                      ------------------------------------------------
(State or other jurisdiction of                             (IRS Employer Identification No.)
incorporation of organization)

100 Brookwood Place, Birmingham, AL                                            35209
-------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                    (Zip Code)

                                 (205) 877-4400
                        --------------------------------
                        (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

As of September 30, 1996, there were 9,369,908 shares of the registrant's common stock outstanding.

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

                      MAIC Holdings, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                          September 30         December 31
                                                                              1996                 1995
                                                                        -------------------------------------
ASSETS
Investments:
   Fixed maturities available for sale, at market value                 $    496,737,749     $    483,734,285
   Equity securities available for sale, at market value                      23,332,900            6,614,805
   Real estate, net                                                           11,557,491           11,816,165
   Investment in unconsolidated affiliate                                      3,727,296            3,534,585
   Short-term investments                                                     23,389,422           38,298,141
                                                                        ----------------     ----------------
Total investments                                                            558,744,858          543,997,981
Cash and cash equivalents                                                     16,670,620            4,238,067
Premiums receivable                                                           40,180,861           20,416,767
Receivable from reinsurers                                                   103,012,618           80,467,711
Prepaid reinsurance premiums                                                  17,590,591           13,271,997
Deferred taxes                                                                33,930,543           29,339,519
Other assets                                                                  29,245,719           28,746,446
                                                                        ----------------     ----------------
                                                                        $    799,375,810     $    720,478,488
                                                                        ================     ================


LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY
Liabilities:
   Policy liabilities and accruals:
     Reserve for losses and loss adjustment expenses                    $    475,558,719     $    432,945,449
     Unearned premiums                                                        62,164,013           47,319,355
     Reinsurance premiums payable                                             22,485,543           18,338,773
                                                                        ----------------     ----------------
   Total policy liabilities                                                  560,208,275          498,603,577
   Income taxes payable                                                        3,216,249            2,090,222
   Other liabilities                                                          15,420,244           11,771,560
                                                                        ----------------     ----------------
Total liabilities                                                            578,844,768          512,465,359

Commitments and contingencies                                                          -                    -

Minority interests                                                                     -            1,982,870

Stockholders' equity:
   Common stock, par value $1 per share;
      100,000,000 shares authorized; 9,377,395 shares
       and 9,376,956 issued, respectively, including
       shares held in treasury                                                 9,377,395            9,376,956
   Additional paid-in capital                                                 92,027,490           92,012,826
   Net unrealized gains on securities available for sale, net of
     deferred taxes of $2,961,988 and $7,195,663, respectively                 5,500,834           13,363,374
   Retained earnings                                                         113,763,631           91,415,411
                                                                        ----------------     ----------------
                                                                             220,669,350          206,168,567
    Less treasury stock at cost, 7,124 shares                                   (138,308)            (138,308)
                                                                        ----------------     ----------------
Total stockholders' equity                                                   220,531,042          206,030,259
                                                                        ----------------     ----------------
                                                                        $    799,375,810     $    720,478,488
                                                                        ================     ================


See accompanying notes.

                      MAIC Holdings, Inc. and Subsidiaries

                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                             Three Months Ended                      Nine Months Ended
                                                September 30                            September 30
                                     ----------------------------------        -------------------------------------
                                          1996               1995                1996                     1995
                                     ---------------    ---------------        ----------------     ----------------
Direct and assumed
   premiums written                      36,432,428     $    26,046,599        $    108,018,450     $     87,884,783
                                     ===============    ===============        ================     ================

Revenues:
   Premiums earned                   $   37,279,547     $    24,612,882        $     96,164,845     $     70,646,617
   Premiums ceded                        (7,765,523)         (5,402,856)            (24,740,238)         (15,159,054)
                                     --------------     ---------------        ----------------     ----------------
   Net premiums earned                   29,514,024          19,210,026              71,424,607           55,487,563
   Net investment income                  7,868,605           7,379,673              23,787,667           21,987,021
   Other income                             331,862           1,415,244               1,656,441            3,437,862
                                     --------------     ---------------        ----------------     ----------------
Total revenues                           37,714,491          28,004,943              96,868,715           80,912,446

Expenses:
   Losses and loss
     adjustment expenses                 29,108,457          19,050,490              76,669,852           58,054,109
   Reinsurance recoveries                (8,142,959)         (6,238,195)            (26,362,238)         (17,640,783)
                                     --------------     ---------------        ----------------     ----------------
   Net losses and loss
     adjustment expenses                 20,965,498          12,812,295              50,307,614           40,413,326
   Underwriting, acquisition
     and insurance expenses               6,602,964           4,507,611              17,510,230           12,719,665
                                     --------------     ---------------        ----------------     ----------------
Total expenses                           27,568,462          17,319,906              67,817,844           53,132,991
                                     --------------     ---------------        ----------------     ----------------
Income before income taxes
   and minority interests                10,146,029          10,685,037              29,050,871           27,779,455

Provision for income taxes:
   Current expense                        2,752,622           3,681,227               6,973,788           10,534,092
   Deferred expense (benefit)              (455,798)         (1,071,752)               (357,350)          (4,180,809)
                                     --------------     ---------------        ----------------     ----------------
                                          2,296,824           2,609,475               6,616,438            6,353,283
                                     --------------     ---------------        ----------------     ----------------
Income before minority
   interests                              7,849,205           8,075,562              22,434,433           21,426,172

Minority interests                          (17,918)             (5,077)                (86,218)             (90,581)
                                     --------------     ---------------        ----------------     ----------------
Net income                           $    7,831,287     $     8,070,485        $     22,348,215     $     21,335,591
                                     ==============     ===============        ================     ================

Earnings per share:
   Net Income                        $         0.84     $          0.86        $           2.39     $           2.28
                                     ==============     ===============        ================     ================

Weighted average number of
   common shares outstanding              9,370,058           9,369,408               9,369,908            9,369,408
                                     ==============     ===============        ================     ================


See accompanying notes.

                      MAIC Holdings, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                                  September 30
                                                                    -----------------------------------------
                                                                          1996                   1995
                                                                    ------------------     ------------------
OPERATING ACTIVITIES
Net Income                                                          $      22,348,215      $      21,335,591
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                           (160,926)             1,283,208
     Net realized gain on sale of investments                                (565,856)            (2,324,416)
     Deferred income taxes                                                   (357,350)            (4,180,809)
     Other                                                                   (130,130)               (79,870)
     Changes in assets and liabilities:
       Premiums receivable                                                (19,764,094)           (12,405,881)
       Income taxes receivable/payable                                      1,126,027              2,846,534
       Receivable from reinsurers                                         (22,544,907)           (17,112,325)
       Prepaid reinsurance premiums                                        (4,318,594)           (14,396,963)
       Other assets                                                         1,213,847                118,198
       Reserve for losses and loss adjustment expenses                     42,613,270             32,675,165
       Unearned premiums                                                   14,844,658             24,291,264
       Reinsurance premiums payable                                         4,146,770             10,619,625
       Other liabilities                                                    3,648,684             (4,706,541)
                                                                    -----------------      -----------------
Net cash provided by operating activities                                  42,099,614             37,962,780

INVESTING ACTIVITIES
Purchases of fixed maturities available for sale                         (104,932,127)          (168,378,620)
Purchases of equity securities available for sale                         (18,904,045)            (1,057,738)
Proceeds from sale or maturities of fixed
   maturities available for sale                                           80,041,155            117,056,797
Proceeds from sale or maturities of equity
   securities available for sale                                            2,003,150                      -
Net decrease in short-term investments                                     14,908,719             24,783,667
Purchase of subsidiaries                                                   (2,080,679)            (4,058,851)
Other                                                                        (703,234)            (1,324,624)
                                                                    -----------------      -----------------
Net cash used in investing activities                                     (29,667,061)           (32,979,369)

FINANCING ACTIVITIES
Loan payment                                                                        -               (805,822)
                                                                    -----------------      -----------------
Net cash used in financing activities                                               -               (805,822)

Increase in cash and cash equivalents                                      12,432,553              4,177,589

Cash and cash equivalents at beginning of period                            4,238,067              5,021,971
                                                                    -----------------      -----------------
Cash and cash equivalents at end of period                          $      16,670,620      $       9,199,560
                                                                    =================      =================

See accompanying notes.

                      MAIC Holdings, Inc. and Subsidiaries

            Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)

1. PLAN OF EXCHANGE AND REORGANIZATION

MAIC Holdings, Inc. is a Delaware corporation formed by Mutual Assurance, Inc. (Mutual Assurance) to serve as a holding company for Mutual Assurance and other subsidiaries. On August 31, 1995, Mutual Assurance and MAIC Holdings, Inc. consummated an Agreement and Plan of Exchange which was accounted for in a manner similar to a pooling of interests. Under the terms of the agreement, Mutual Assurance shareholders exchanged the 8,846,429 of issued and outstanding shares, par value $1 per share, for an equal amount of shares of the common stock of MAIC Holdings, Inc., par value $1 per share.

At December 31, 1995, MAIC Holdings, Inc. had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At September 30, 1996, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of MAIC Holdings, Inc. and its wholly and majority owned subsidiaries, together referred to as the Company. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information refer to the December 31, 1995 audited consolidated financial statements and accompanying notes.

3. INCOME TAXES

Income tax expense differs from the normal relationship to financial statement income principally because of tax-exempt interest income.

4. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The reserves for losses and loss adjustment expenses represent management's best estimate of the ultimate cost of all losses incurred but unpaid. Incurred losses and loss adjustment expenses for the nine month periods ending September 30, 1996 and 1995 were principally based on the application of expected loss ratios to premiums earned. These loss ratios take into consideration prior loss experience, loss trends, the Company's loss retention levels, changes in frequency and severity of claims and rates charged.

                      MAIC Holdings, Inc. and Subsidiaries

            Notes to the Condensed Consolidated Financial Statements
                                  (Unaudited)

5. INVESTMENTS

Proceeds from sales of investments in fixed maturities available for sale were $53,268,359 and $61,437,013 for the nine months ended September 30, 1996 and, 1995, respectively.

Gross realized gains on sales of available-for-sale securities totaled $1,115,747 and $2,426,953 at September 30, 1996 and 1995, respectively. Gross realized losses on sales of available-for-sale securities totaled $549,891 and $102,537 at September 30, 1996 and 1995, respectively. Realized gains and losses are included as a component of other income.

The amortized cost of fixed maturities and equity securities available for sale was $511,607,838 and $469,789,477 at September 30, 1996 and December 31, 1995,
respectively.

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

During July 1996, MAI Corporation, a wholly-owned subsidiary, purchased 100% of the minority-owned interest of LifeSouth, Inc. The purchase resulted in LifeSouth, Inc. becoming the wholly-owned subsidiary of MAI Corporation.

                      MAIC Holdings, Inc. and Subsidiaries

                                  (Unaudited)


8. BUSINESS EXPANSION (CONTINUED)

On June 11, 1996, the Company and MOMED Holding Company (MOMED) executed an Agreement and Plan of Merger pursuant to which MOMED (OTC: MOMED) will become a Missouri based subsidiary of the Company. MOMED is the parent company of Missouri Medical Insurance Company, which is a provider of medical malpractice insurance. Consummation of the transaction is subject to MOMED shareholders' approval. The ultimate purchase price is not expected to exceed 10% of the Company's stockholders' equity, based on historical market prices of the Company's common stock.

ITEM. 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For purposes of this management discussion and analysis, the term "Company" refers to MAIC Holdings, Inc. and its wholly and majority owned subsidiaries, the accounts of which are included in the accompanying financial statements.


         MAIC Holdings, Inc. is a Delaware corporation formed by Mutual Assurance, Inc. to serve as a holding corporation for Mutual Assurance and other subsidiaries. On August 31, 1995, Mutual Assurance and MAIC Holdings, Inc. consummated an Agreement and Plan of Exchange which generally provided that each share of common stock of Mutual Assurance, par value $1 per share, would be exchanged for one share of common stock of MAIC Holdings, Inc., par value $1 per share. MAIC Holdings, Inc. common stock succeeded Mutual Assurance common stock for public trading.

         The variances discussed below include amounts attributable to the operations of all the companies. Although balances attributable to the subsidiaries other than Mutual Assurance may be significant to specific variances, they are not material to the consolidated operations or financial condition of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The payment of losses, loss adjustment expenses, and operating expenses in the ordinary course of business remains the Company's principal need for liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided from these activities was sufficient during the first nine months of 1996 to meet the Company's needs, and the Company believes those sources will be sufficient to meet its cash needs for operating purposes for at least the next twelve months. Prolonged and increasing levels of inflation could cause increases in the dollar amount of losses and loss adjustment expenses and may therefore adversely affect future reserve development. To minimize such risk, the Company (i) maintains what its management considers to be strong and adequate reinsurance, (ii) conducts regular actuarial reviews to ensure, among other things, that reserves do not become deficient, and (iii) maintains adequate asset liquidity.

         The Company did not borrow any funds during the nine months ended September 30, 1996 and 1995, and currently has no requirements indicating a need to borrow significant funds in the next twelve months. However, the need for additional capital may arise in order to achieve the Company's ultimate goals of expansion, as discussed in subsequent paragraphs. The Company continues to have available through a lending institution a line of credit in the amount of $40 million that could be used for these additional capital requirements. The Company is not charged a fee nor is it required to maintain compensating balances in connection with this line of credit.

BUSINESS EXPANSION

         The Company, through Mutual Assurance, has been developing a marketing strategy to address the insurance needs of hospitals and vertically integrated health care providers. The Company expects organizations such as these to represent increasing market opportunities for professional liability and related insurance products because of the trend toward the consolidation of health care providers. In 1995, Mutual Assurance engaged a managing agent, Medical Reinsurance Corporation (MRC), to market medical malpractice reinsurance, excess medical malpractice insurance, managed care liability insurance and provider stop loss insurance to these large accounts. In certain instances, Mutual Assurance's surplus is a competitive factor in this "large account" market because its principal competitors are larger than those with whom Mutual Assurance has historically had to compete.

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


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Premiums

         The following table presents information related to consolidated written and earned premiums and reinsurance expense (dollars in thousands):

                                                                  Nine months ended
                                                                     September 30
                                                              ---------------------------    Increase
                                                                   1996        1995         (Decrease)
                                                              ---------------------------   ----------
Direct and assumed premiums written                            $   108,018    $    87,885     $   20,133
                                                               ===========    ===========     ==========

Premiums earned                                                $    96,165    $    70,647     $   25,518
Premiums ceded                                                     (24,740)       (15,159)         9,581
                                                               -----------    -----------     ----------
Net premiums earned                                            $    71,425    $    55,488     $   15,937
                                                               ===========    ===========     ==========

       The increase in premiums written and earned for the nine months ended September 30, 1996 as compared to the same nine months in 1995 is due primarily to premiums in Ohio and New Mexico. New Mexico premiums were written during third quarter 1996 but were retroactive to January 1, 1996. The increase in premiums ceded is principally a result of additional written premiums in Ohio, and as respects this new business, increased cessions of risks to reinsurers.

Investment Income

       The Company had consolidated net investment income of $23,788,000 for the nine months ended September 30, 1996, as compared to $21,987,000 for the nine months ended September 30,1995, reflecting an increase of $1,801,000. The increased income is primarily due to an increase in the amount of invested assets held by the Company, which increased to $538,709,000 at September 30, 1996 from $497,235,000 at September 30, 1995. The yield on invested assets decreased to 6.1% for 1996 from 6.2% for 1995. The average composition of invested assets changed little from 1995 to 1996, with non- taxable investments comprising an average of 57% for the first nine months of 1996 and 1995.

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

Losses

       Consolidated losses and loss adjustment expenses (Losses) and the related loss ratios are summarized in the following table (dollars in thousands). The ratio for losses below is based on premiums earned; the ratio for net losses is based on net premiums earned.

                                                                        Nine months ended
                                                            September 30, 1996      September 30, 1995
                                                      ---------------------------------------------------
                                                                           Loss                      Loss
                                                            Losses        Ratio       Losses        Ratio
                                                       ------------------------   -----------------------
Losses                                                 $     76,670        80%    $    58,054         82%
Reinsurance recoveries                                      (26,362)       ===        (17,641)        ===
                                                       ------------               ------------
Net losses                                             $     50,308        70%    $    40,413         73%
                                                       ============        ===    ===========         ===

         The Company's losses for the nine months ended September 30, 1996 reflect a loss ratio of 80% compared to a loss ratio of 82% for the nine months ended September 30, 1995. Losses for both periods are principally based on the application of expected loss ratios to premiums earned. These loss ratios take into consideration prior loss experience, loss trends, the Company's loss retention levels, changes in frequency and severity of claims, and rates charged.

         The increase in reinsurance recoveries primarily results from the increase in losses and loss adjustment expenses and the increased cessions to reinsurers.

Other Income

         Other income decreased by $1,781,000 for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. The decrease is principally attributable to a decline in capital gains from the sale of securities during the first nine months of 1996 compared to the first nine months of 1995.

Underwriting, Acquisition, and Insurance Expenses

         Consolidated expenses increased by $4,791,000 (38%) for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. The increase results primarily from policy acquisition costs associated with new business, along with the other costs associated with the Company's current business strategy. This strategy calls for the Company to continue investigating potential acquisition opportunities and the possibility of expansion into additional markets.

Income Taxes

         The Company's effective tax rate of 23% for the nine months ended September 30, 1996 and 1995 is lower than the statutory rate of 35%. The principal reason for the Company's lower effective tax rate is the effect of tax exempt investment income.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

Premiums

         The following table presents information related to consolidated written and earned premiums and reinsurance expense (dollars in thousands):

                                                                  Three months ended
                                                                     September 30
                                                              ---------------------------      Increase
                                                                   1996        1995           (Decrease)
                                                              ---------------------------     ----------
Direct and assumed premiums written                            $    36,432    $    26,047     $   10,385
                                                               ===========    ===========     ==========

Premiums earned                                                $    37,280    $    24,613     $   12,667
Premiums ceded                                                      (7,766)        (5,403)         2,363
                                                               -----------    -----------     ----------
Net premiums earned                                            $    29,514    $    19,210     $   10,304
                                                               ===========    ===========     ==========

         The increase in the above premiums for the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 is due to the same items discussed in the nine month comparison.

Investment Income

         The Company had consolidated net investment income of $7,869,000 for the three months ended September 30, 1996, as compared to $7,380,000 for the three months ended September 30,1995. The amount of invested assets held by the Company increased to $538,709,000 at September 30, 1996 from $497,235,000 at September 30, 1995, which resulted in an increase to net investment income. This increase is offset by a decrease in the weighted average yield on invested assets from 5.9% for the three months ended September 30, 1996 as compared to 6.1% for the three months ended September 30, 1995.

Other Income

         Other income decreased by $1,083,000 for the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995. The decrease is principally attributable to a decline in capital gains from the sale of securities during the third quarter of 1996 compared to the third quarter of 1995.

Losses

         Consolidated losses and loss adjustment expenses (Losses) and the related loss ratios are summarized in the following table (dollars in thousands). The ratio for losses below is based on premiums earned; the ratio for net losses is based on net premiums earned.

                                                                         Three months ended
                                                            September 30, 1996      September 30, 1995
                                                      ---------------------------------------------------
                                                                           Loss                      Loss
                                                            Losses        Ratio       Losses        Ratio
                                                       ------------------------   -----------------------
Losses                                                 $     29,108        78%    $    19,050         77%
Reinsurance recoveries                                       (8,143)       ===         (6,238)        ===
                                                       ------------               -----------
Net losses                                             $     20,965        71%    $    12,812         67%
                                                       ============        ===    ===========         ===

         The Company's losses in the three months ended September 30, 1996 reflect a loss ratio of 78% as compared to a loss ratio of 77% for the three months ended September 30, 1995. Developed redundancies released are $6,375,000 and $5,650,000 for the three months ended September 30, 1996 and 1995, respectively.

Underwriting, Acquisition, and Insurance Expenses

         Consolidated expenses increased by $2,095,000 (46%) for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995. The increase is due to the same items described in the nine month comparison.

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



                                     MAIC Holdings, Inc.



November 11, 1996                    By:  /s/ James J. Morello
                                        ----------------------------
                                        James J. Morello, Treasurer
                                        (duly authorized officer and
                                        principal financial officer)