Form 10-K
period 1996-12-31
MAIC HOLDINGS INC
filed 1997-03-26
CIK 944492

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)
 X       Annual report pursuant to section 13 or 15(d) of the Securities
--- Exchange Act of 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996] for the fiscal year ended December 31, 1996, or

         Transition report pursuant to section 13 or 15(d) of the Securities
--- Exchange Act of 1934 [No Fee Required] for the transition period from _________________ to _________________.

Commission file number: 001-12129

                              MAIC Holdings, Inc.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        Delaware                                        63-1137505
-----------------------                    ------------------------------------
(State of incorporation                    (I.R.S. Employer Identification No.)
   or organization)

100 Brookwood Place, Birmingham, AL                       35209
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock, par value $1.00 per share

Securities registered pursuant to Section 12(g) of the Act:

                                      None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant at February 28, 1997 was $313,607,524.

AS OF DECEMBER 31, 1996, THE REGISTRANT HAD OUTSTANDING APPROXIMATELY 10,282,031 SHARES OF ITS COMMON STOCK.

                                             Exhibit Index at page 59

Documents incorporated by reference in this Form 10-K:

         (i) The Registration Statement on Form S-1 with respect to the common stock of Mutual Assurance, Inc. (Commission File No. 33-35223) is incorporated by reference into Part IV of this report.

         (ii) The Mutual Assurance, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (Commission File No. 0-19439), is incorporated by reference into Part IV of this report.

         (iii) Registration Statement on Form S-4 with respect to the common stock of MAIC Holdings, Inc. (Commission File No. 33-91508) originally filed April 20, 1995 is incorporated by reference into Parts I and IV of this report.

         (iv) The Mutual Assurance, Inc. Current Report on Form 8-K for event occurring July 14, 1995 (Commission File No. 0-19439), is incorporated by reference into Part IV of this Report.

         (v) The Mutual Assurance, Inc. Current Report on Form 8-K for event occurring August 28, 1995 (Commission File No. 0-19439), is incorporated by reference into Part IV of this Report.

         (vi) The MAIC Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-19439), is incorporated by reference into Part IV of this report.

         (vii) The MAIC Holdings, inc. Proxy Statement for the 1996 Annual Meeting (Commission File No. 0-19439) is incorporated herein by reference into Part IV of this report.

         (viii) The Registration Statement on Form S-4 with respect to the Common Stock of MAIC Holdings, Inc. (Commission File No. 333-13465) is incorporated by reference into Part IV of this report.

         (ix) The definitive proxy statement for the 1997 Annual Meeting of the Stockholders of MAIC Holdings, Inc. is incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1. BUSINESS OF THE COMPANY

         MAIC Holdings, Inc. ("MAIC Holdings") was incorporated in the state of Delaware on February 8, 1995 by its sole incorporator, Mutual Assurance, Inc., an Alabama stock insurer ("Mutual Assurance"), to serve as a holding company for Mutual Assurance and its subsidiaries. MAIC Holdings and its subsidiaries are sometimes collectively referred to as the Company. The Company's wholly-owned insurance subsidiaries include: Mutual Assurance, Medical Assurance of West Virginia, Inc., a West Virginia stock insurer ("MA-West Virginia"), Physicians Insurance Company of Indiana, Inc., an Indiana stock insurer ("PIC-Indiana"), and Missouri Medical Insurance Company, a Missouri stock insurer ("MOMEDICO"). The Company is nationally recognized for providing malpractice protection to physicians, hospitals, dentists and managed care and health care organizations through programs which coordinate traditional insurance with effective clinical management. The Company comprises insurance company holding systems under the laws of Alabama, West Virginia, Indiana and Missouri.

RECENT DEVELOPMENTS

         Formation of Holding Company

         In 1995, the Board of Directors and Shareholders of Mutual Assurance approved a Plan of Exchange (the "Plan of Exchange") in accordance with the Alabama Insurance Code in order to form a holding company for Mutual Assurance and its subsidiaries. The Plan of Exchange provided for the mandatory exchange of one share of MAIC Holdings common stock for each share of issued and outstanding Mutual Assurance common stock. The Plan of Exchange was effected on August 31, 1995.

         At the effective time of the Plan of Exchange, MAIC Holdings had no stockholders. As a result of the Plan of Exchange, Mutual Assurance became a wholly-owned subsidiary of MAIC Holdings and the shareholders of Mutual Assurance became the sole stockholders of MAIC Holdings without any material change in their proportionate ownership of Mutual Assurance and its subsidiaries. Additionally, in accordance with the Plan of Exchange, Mutual Assurance distributed as a dividend to MAIC Holdings all of its capital stock in MA-West Virginia and PIC-Indiana.

         For accounting purposes, the historical financial statements of Mutual Assurance and its subsidiaries were restated as the consolidated financial statements of MAIC Holdings and its subsidiaries in a manner similar to that of a pooling combination. Prior to the Plan of Exchange, MAIC Holdings had no assets, liabilities, revenues or net income.

         Listing on New York Stock Exchange.

         On September 23, 1996, MAIC Holdings' common stock was listed for trading on the New York Stock Exchange ("NYSE") under the trading symbol "MAI." Simultaneously, MAIC Holdings' common stock was delisted from trading on NASDAQ/NMS. As a result, MAIC Holdings is now subject to the rules and regulations of the NYSE rather than the rules and regulations of The Nasdaq Stock Market, Inc.

         Tender Offer for LifeSouth, Inc.

         On June 3, 1996, MAI Corporation, a wholly-owned subsidiary of Mutual Assurance, announced a cash tender offer for the purchase of the shares of common stock of LifeSouth, Inc. ("LifeSouth") at a cash price of $12.24 per share. At the time of the tender offer, MAI Corporation owned approximately 58% of the common stock of LifeSouth, and LifeSouth owned all of the stock of PROActive Insurance Corporation, which had discontinued its business as a health insurer in 1995.

         The tender offer was made pursuant to an Agreement and Plan of Merger dated as of May 31, 1996 between MAI Corporation and LifeSouth which required MAI Corporation to make the tender offer, and upon the completion thereof, provided for LifeSouth to be merged into MAI Corporation ("Merger") with MAI Corporation surviving the Merger. Pursuant to the Merger, each share of LifeSouth common stock not purchased in the tender offer (other than shares previously owned by Mutual Assurance or MAI Corporation) were automatically converted into the right to receive $12.24 in cash, without any interest thereon. As a result of the consummation of the tender offer and the Merger, MAIC Holdings through MAI Corporation became the sole shareholder of PROActive Insurance Company. MAI Corporation paid, in the aggregate (including fees and expenses), approximately $2.1 million for the outstanding stock of LifeSouth, Inc., none of which was obtained through any third party financing. The tender offer price was based upon the liquidation value of LifeSouth and PROActive.

         Business Expansion

         The Company has been the predominant carrier of professional liability insurance for Alabama physicians since it began business in 1977. The Company is actively writing medical liability insurance for health care providers in states principally located in the south and midwest. The Company currently intends to become a "super-regional" insurer with an active presence in the south and midwest, but with the capability to respond outside the region when an opportunity for business arises. In 1996, approximately 53% of the written premiums of the Company were derived from business in states other than Alabama. The majority of this expansion has occurred through business combinations with other companies and acquisitions of books of business. See "Marketing" and "Regulation" within this caption.

         Effective January 1, 1994, the Company purchased 100% of the common stock of MA-West Virginia (formerly known as West Virginia Hospital Insurance Company). Effective January 1, 1995, the Company purchased fifty-one and seven tenths percent (51.7%) of the outstanding capital stock of PIC-Indiana from the Indiana State Medical Association ("ISMA") and during the remainder of 1995, acquired substantially all of the remaining shares of the capital stock of PIC-Indiana. Effective July 16, 1995, Mutual Assurance acquired the recurring professional liability insurance business for health care providers of Physicians Insurance Company of Ohio, an Ohio stock insurer, and its subsidiaries (collectively referred to hereafter as "PIC-Ohio").

         On December 20, 1996, the Company acquired by merger MOMED Holding Co. ("MOMED"). MOMED operates as an insurance holding company, and through its wholly-owned subsidiary, MOMEDICO, is engaged in the business of providing medical professional liability insurance to physicians principally in the State of Missouri.

         In the aggregate, the Company paid approximately $33.6 million in cash and common stock of MAIC Holdings in order to effect all of the above transactions, none of which was obtained through any third party financing.

INSURANCE PRODUCTS

         The Company offers professional liability insurance and reinsurance for providers of health care services. Professional liability insurance provides insurance against the legal liability of an insured (and against loss, damage or expense incidental to a claim of such liability) arising out of the death, injury or disablement of a person as the result of negligence or other misconduct in rendering professional service.

         While professional liability insurance for physicians and their related practice entities is the principal product offered by the Company, the Company believes that providing insurance to hospitals and other health care organizations continues to represent a significant area for further growth of its insurance business as well as an opportunity to increase its share of the physician market. In recent years, hospitals and vertically integrated health care providers have had an increasingly greater degree of influence over the professional liability insurance coverages of medical staff and affiliated physicians. As this trend continues, the Company expects to increase the number of the physicians insured by its insurance subsidiaries through such relationships. The Company believes that further development of its joint physician-hospital professional liability insurance programs offers significant opportunities to reduce losses and loss adjustment expenses through the control of the defense of claims commonly made against both a physician and a hospital with respect to a single incident.

         The Company has undertaken to develop other insurance products necessitated by changes in the health care industry. The Company has developed and markets through its insurance subsidiaries liability insurance products for health care facilities, managed care organizations, physician practice management companies and integrated delivery systems to include not only direct and vicarious professional liability insurance, but general liability insurance, errors and omissions coverages, directors and officers liability insurance, employment practices liability insurance and other related coverages. The Company presently intends to continue its efforts to develop insurance products designed to meet the needs of customers in the health care market.

         The Company, through its subsidiary, PROActive Insurance Corporation ("PROActive Insurance"), offered health insurance through January 1, 1995. PROActive Insurance remains authorized to write life and accident insurance in Alabama, but has no active business at the current time. Historically, the operations of PROActive were an insignificant source of revenue to MAIC Holdings and were not material to its business.

MARKETING

         The Company has provided and continues to provide various services and communications to its insured physicians, dentists and hospitals to promote its professional liability insurance products. These services and communications include provision of risk management consultation, loss prevention seminars and other educational programs for physicians, dentists, nurses and hospital administrators; legislative oversight and active support or opposition of proposed legislation relating to liability issues affecting the health care industry; the preparation and dissemination of newsletters and other printed material with information of interest to the health care industry; and attendance at meetings of the state and local medical societies and related organizations. In 1995, the Company became an accredited provider of continuing medical education that has enabled it to sponsor numerous risk management education seminars which has helped the Company gain exposure among potential insureds. The purpose of these communications and services is to convey that the Company understands the insurance needs of the health care industry, and to promote a commonality of interest between the Company, its insureds, and the medical community generally.

         The Company has entered into endorsement and marketing agreements with organized medical societies and associations in the states in which it offers professional liability insurance, including the Medical Association of the State of Alabama, the Alabama Dental Association, the West Virginia Hospital Association, West Virginia Hospital Services, Inc., the Medical Association of the State of West Virginia, the Indiana State Medical Association and the Missouri State Medical Association.

         Each of the above referenced endorsement and marketing agreements generally provides the Company access to the meetings of the respective state medical associations in order to make presentations and access to their respective publications for advertisements. In addition, each of the respective state medical associations agreed to assist the Company in developing loss prevention programs, in monitoring proposed legislation and administrative regulations in the respective states, and in providing information on health care matters relating primarily to professional liability. The Company generally pays annual compensation to each of the associations for the endorsement and services provided under each respective contract.

         The Company directly markets its professional liability insurance products to Alabama physicians and hospitals. As a result, the Company is not required to pay commissions to insurance agents on the sale of insurance products resulting from direct marketing efforts by its employees. However, as the Company has expanded its business into other states, it relies on independent agents to market and service its insurance products.

         Since 1995, the Company has engaged managing general agents for the purpose of procuring, underwriting and servicing certain insurance and reinsurance products through the United States, including without limitation, medical malpractice reinsurance, excess medical malpractice insurance, managed care liability insurance, provider stop loss insurance, accident and health insurance and workers' compensation insurance.

UNDERWRITING AND CLAIMS

         The Company establishes and implements underwriting procedures for all forms of professional liability coverage. The Company is responsible for claims investigation, case management, defense planning, and coordination and control of attorneys in the defense of claims of its insureds. The Company has underwriting and claims committees whose members principally consist of local physicians, dentists and representatives of hospitals and health care entities who advise and participate in the administration of underwriting and claims management in many states.

         The current policy of the Company is and has been to refuse settlement of and to defend aggressively all claims that appear to have no merit. The Company believes that it has developed relationships with attorneys in Alabama who have significant experience in the defense of medical professional liability claims and who are able to defend aggressively claims against its insureds. As the Company intends to develop similar relationships with defense counsel in other states in which it does business through its subsidiaries, business expansion has been principally through acquisitions of, or combinations with, insurers who have a significant presence in a state in order to be in a position to engage local defense counsel who will respond to its defense strategy. This philosophy contributes to increased allocated loss adjustment expenses compared to those of other property and casualty lines, but the Company believes it results in greater policyholder loyalty and contributes to the Company's superior combined ratio, which is generally below the industry average and well below its main competitors.

LOSS RESERVES

         Loss reserves are the liabilities established by the Company to provide funds for payment of policyholders' claims in the future. A medical professional liability insurance company must accumulate substantial loss reserves because it has promised to pay substantial amounts in the future for claims that have occurred in prior contract periods. These loss reserves are established as balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events which have occurred, including events that have not yet been reported to the carrier.

         Loss and loss adjustment expense reserves associated with medical professional liability coverage tend to be relatively higher than those associated with other types of property and casualty insurance for two primary reasons. First, the yearly increases in the overall costs of medical professional liability insurance coverage have historically been among the highest of the property and casualty insurance lines. These increased costs can be attributed principally to increases in both the frequency and severity of medical professional liability claims. Second, the delays between the collection of premiums and the payment of losses is longer for medical professional liability insurance than other property and casualty lines. This delay, which is commonly referred to as the "long tail," is the result of the length of time that elapses between the incident giving rise to an insured claim and its reporting to the insurer, and the length of time that elapses between the reporting of the claim to the insurer and the ultimate resolution of the claim. Frequently, injuries are not discovered until years after an incident, or the claimant may simply elect initially not to pursue the recovery of damages. Once a claim is initiated, the complexity of medical professional liability claims also contributes to the long tail.

         There are two types of insurance policies, occurrence and claims-made. Under occurrence coverage, insurance is provided against claims of liability arising from incidents which "occur" during the policy period, regardless of when claims arising out of such incidents may be reported. Claims-made coverage provides protection against only those claims which arise out of incidents occurring and of which notice to the insurer is given while coverage is effective. Claimsmade policies enable the insurer to estimate its loss reserves with more certainty as reserves for losses are accrued in the year that a claim is reported in the case of claims-made policies instead of in the year of occurrence in the case of occurrence policies. As a result, there is less dependence on the actuarial determination of claims incurred but not reported in establishing the amount of loss reserves with respect to claims-made coverage. At December 31, 1996, the Company's reserves were comprised of approximately 25% occurrence reserves and approximately 75% claims-made reserves.

         The determination of loss reserves is essentially a projection of ultimate losses through an actuarial analysis of the claims history of the Company and other professional liability insurers, subject to adjustments deemed appropriate to management due to changing circumstances. Included in their claims history are losses and loss adjustment expenses paid by the Company in prior periods and case reserves for anticipated losses and loss adjustment expenses developed by their respective claims departments as claims are reported and investigated. Actuaries rely primarily on such historical loss experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience despite the uncertainties in loss cost trends and the delays in reporting and settling claims. As additional information becomes available, the estimates reflected in earlier loss reserves may be revised. Any increase in the amount of reserves, including reserves for insured events of prior years, could have an adverse effect on consolidated results of the Company for the period in which the adjustments are made.

         The uncertainties inherent in estimating ultimate losses on the basis of past experience have grown significantly in recent years principally as a result of judicial expansion of liability standards and expansive interpretations of insurance contracts. These uncertainties may be further affected by, among other factors, changes in the rate of inflation and changes in the propensities of individuals to file claims, and changes in the laws of the states in which the Company does business. Despite these uncertainties, management believes that the methods used by the Company to establish their reserves are reasonable and appropriate. These methods include a detailed review of reserves for losses and loss adjustment expenses of each insurance subsidiary being performed by the Company's independent actuaries for each fiscal year. The independent actuaries prepare a report that includes a recommendation as to the respective levels of reserves. Management considers this recommendation as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of its reserves for losses and loss adjustment expenses.

         In connection with the audit of the Company's consolidated financial statements at the end of each fiscal year, the Company's independent auditors (whose unqualified report is included in Part II of this report) also perform an analysis on the consolidated loss reserves to determine if there is sufficient historical claims experience upon which to rely in projecting loss reserves and to determine if the amount of loss reserves is adequate based on such analysis. In addition, the statutory filings of Mutual Assurance, MA-West Virginia, PIC-Indiana and MOMEDICO with the insurance regulators must now be accompanied by an independent actuaries' certification as to their respective reserves in accordance with the requirements of the National Association of Insurance Commissioners.

         In establishing the amount of reserves for losses and loss adjustment expenses for interim periods in the following year, management estimates a loss ratio giving consideration to the recommendation in the report of the independent actuaries and other factors described above. The estimated loss ratio and existing reserves are subject to further adjustment during the year, as deemed appropriate by management, to give consideration to unusual material events. Management consults with its independent actuaries during the year for advice concerning the adequacy of reserves and loss ratios.

CLAIMS RECONCILIATION

         The following table sets forth an analysis of consolidated property and casualty loss reserve liabilities and loss adjustment expense ("LAE") for the Company and provides a reconciliation of beginning and ending consolidated liability balances for the years ended December 31, 1996, 1995, and 1994. As of December 31, 1996, MAIC Holdings' insurance subsidiaries had consolidated reserves for losses and LAE on a generally accepted accounting principles basis that exceeded those on a statutory basis by approximately $20.2 million, which represents that portion of GAAP reserves that are reflected for statutory accounting purposes as unearned premiums. These unearned premiums are applicable to extended reporting endorsements issued without a premium charge upon death, disability, or retirement.

                                                                                        YEAR ENDED DECEMBER 31,
                                                                            -----------------------------------------------
                                                                               1996               1995               1994
                                                                            ---------          ---------          ---------
                                                                                          (DOLLARS IN 000'S)
Reserve liability, net of reinsurance recoverables, at
  beginning of year                                                         $ 352,521          $ 295,541          $ 272,392

Provisions for losses and LAE occurring in the current year, net of reinsurance
    Insurance subsidiaries                                                    100,186             78,856             62,015
    Acquired subsidiary                                                            --              2,231                374

Decrease in estimated losses and LAE for claims occurring in
  prior years, net of reinsurance                                             (27,427)           (27,389)           (20,948)
                                                                            ---------          ---------          ---------

Total incurred during current year, net of reinsurance                         72,759             53,698             41,441

Losses and LAE payments for claims, net of reinsurance, occurring during:

  The current year
    Insurance subsidiaries                                                     (3,468)            (2,191)            (2,242)
    Acquired subsidiary                                                            --             (5,398)              (624)

  Prior years                                                                 (27,415)           (24,102)           (21,295)
                                                                            ---------          ---------          ---------

Total paid, net of reinsurance                                                (30,883)           (31,691)           (24,161)
                                                                            ---------          ---------          ---------

Reserve liability, net of reinsurance recoverables, of
  acquired subsidiaries                                                        45,643             34,973              5,869
                                                                            ---------          ---------          ---------

Reserve liability, net of reinsurance recoverables, at end
  of year                                                                   $ 440,040          $ 352,521          $ 295,541
                                                                            =========          =========          =========



Gross liability at end of year                                              $ 548,732          $ 432,937          $ 355,735
Reinsurance recoverable                                                       108,692             80,416             60,194
                                                                            ---------          ---------          ---------

Net liability at end of year                                                $ 440,040          $ 352,521          $ 295,541
                                                                            =========          =========          =========

Gross re-estimated liability                                                                   $ 400,226          $ 290,703
Re-estimated recoverable                                                                          74,997             51,460
                                                                                               ---------          ---------

Net re-estimated liability                                                                     $ 325,229          $ 239,243
                                                                                               =========          =========

Note: The above amounts exclude accident and health reserves.

LOSS RESERVE DEVELOPMENT TABLE

         The following table includes information regarding the development of property and casualty reserves for liability for unpaid losses and LAE of the Company for the years ended December 31, 1986 through 1996: (i) the line entitled "Balance Sheet Reserves, Net of Reinsurance Recoverables" reflects the amount recorded as the reserve for liability for unpaid losses and LAE in the consolidated balance sheet at the end of each year (the "Balance Sheet Reserves"); (ii) the section entitled "Cumulative Paid, Net of Reinsurance Recoverables, As Of" reflects the cumulative amounts paid as of the end of each succeeding year with respect to the previously recorded Balance Sheet Reserves;
(iii) the section entitled "Reestimated Net Liability As Of" reflects the reestimated amount of the liability previously recorded as "Balance Sheet Reserves" based upon claims experience as of the end of each succeeding year (the "Net Reestimated Liability"); (iv) the line entitled "Redundancy (Deficiency)" reflects the difference between the previously recorded Balance Sheet Reserve for each applicable year and the Net Reestimated Liability relating thereto as of the end of the most recent fiscal year; and (v) the line entitled "% Redundancy (Deficiency)" reflects the ratio that the Redundancy (Deficiency) bears to the Balance Sheet Reserve in each year during such period.

         The table also includes a section that is intended to compare the Net Reestimated Liability for losses and LAE with the Balance Sheet Reserves as increased to include the reserve for liability for unpaid losses and LAE assumed when the Company commuted substantially all of its quota share reinsurance agreements for losses applicable to all periods prior to August 1, 1989 (the "Commutation") The restated portion of the table includes (i) a line entitled "Reserves Assumed in 1989 and 1990 Commutation -- Cumulative" to reflect the reserves for liability for unpaid losses and LAE assumed by Mutual Assurance in the Commutation; (ii) a line entitled "Balance Sheet Reserves, Net of Reinsurance Recoverables, After Giving Effect to 1989 and 1990 Commutation" to reflect the sum of the Balance Sheet Reserves and the cumulative reserve for liability for unpaid losses and LAE assumed in the Commutation (the "Adjusted Balance Sheet Reserves"); (iii) a line entitled "Redundancy (Deficiency) in Balance Sheet Reserves, Net of Reinsurance Recoverables, After Giving Effect to 1989 and 1990 Commutation" to reflect the difference between the Adjusted Balance Sheet Reserves and the Net Reestimated Liability for each year prior to 1989; and (iv) a line entitled "% Redundancy (Deficiency) After Giving Effect to 1989 and 1990 Commutation" to reflect the ratio that such difference bears to the Adjusted Balance Sheet Reserves.

         Information presented in the following table is cumulative and, accordingly, each amount includes the effects of all changes in amounts for prior years. This information is limited to the property and casualty reserves of the Company from their respective dates of acquisition. The GAAP basis claims reserves have not been discounted.

                  RESERVE DEVELOPMENT ANALYSIS BY RESERVE DATE

                                            1986          1987          1988         1989           1990          1991
-----------------------------------------------------------------------------------------------------------------------
                                                                       (Dollars in 000's)
BALANCE SHEET RESERVES, NET OF
 REINSURANCE RECOVERABLES                  72,865        90,000       119,396       169,732       202,937       228,119

CUMULATIVE PAID, NET OF REINSURANCE
 RECOVERABLES, AS OF:

End Of Year                                     0             0             0             0             0             0
One Year Later                              9,521         8,937        13,697        15,986        17,340        19,560
Two Years Later                            16,952        21,046        27,516        30,361        34,374        35,461
Three Years Later                          26,548        32,799        39,210        45,266        44,498        46,417
Four Years Later                           34,944        43,455        50,250        52,702        52,076        58,124
Five Years Later                           43,194        52,763        54,118        59,235        61,196        62,573
Six Years Later                            51,279        56,047        59,168        65,976        63,682
Seven Years Later                          52,701        60,275        64,206        66,033
Eight Years Later                          53,218        65,210        63,953
Nine Years Later                           57,837        64,921
Ten Years Later                            57,220

RE ESTIMATED NET LIABILITY AS OF:
End Of Year                                72,865        90,000       119,396       169,732       202,937       228,119
One Year Later                             77,368        96,004       133,910       170,626       195,747       217,558
Two Years Later                            84,188       111,166       137,080       161,414       185,535       205,277
Three Years Later                          94,517       115,759       128,526       156,413       173,996       185,349
Four Years Later                           97,492       108,444       126,641       144,929       157,884       159,301
Five Years Later                           90,959       108,851       115,556       133,054       135,828       139,570
Six Years Later                            91,404       102,345       108,017       113,737       119,336
Seven Years Later                          86,861        95,914        93,649       101,621
Eight Years Later                          80,410        84,862        85,378
Nine Years Later                           71,177        82,074
Ten Years Later                            67,715

REDUNDANCY(DEFICIENCY)                      5,150         7,926        34,018        68,111        83,601        88,549

% REDUNDANCY(DEFICIENCY)                     7.07%         8.81%        28.49%        40.13%        41.20%        38.82%

RESERVES ASSUMED IN 1989 & 1990
 COMMUTATION -- CUMULATIVE                 14,065        17,218        19,075         1,969

BALANCE SHEET RESERVES, NET OF
 REINSURANCE RECOVERABLES, AFTER
 GIVING EFFECT TO 1989 & 1990
 COMMUTATION                               86,930       107,218       138,471       171,701       202,937       228,119

REDUNDANCY(DEFICIENCY) IN BALANCE
 SHEET RESERVES, NET OF REINSURANCE
 RECOVERABLES, AFTER GIVING EFFECT TO
 1989 & 1990 COMMUTATION                   19,215        25,144        53,093        70,080        83,601        88,549

% REDUNDANCY(DEFICIENCY) AFTER GIVING
 EFFECT TO 1989 & 1990 COMMUTATION          22.10%        23.45%        38.34%        40.82%        41.20%        38.82%




                                             1992         1993          1994          1995          1996
---------------------------------------------------------------------------------------------------------
                                                                 (Dollars in 000's)
BALANCE SHEET RESERVES, NET OF
 REINSURANCE RECOVERABLES                  252,739      272,392       295,541       352,521       440,040

CUMULATIVE PAID, NET OF REINSURANCE
 RECOVERABLES, AS OF:

End Of Year                                      0            0             0             0             0
One Year Later                              19,752       21,296        24,102        27,532
Two Years Later                             36,185       40,988        42,115
Three Years Later                           52,550       53,186
Four Years Later                            58,526
Five Years Later
Six Years Later
Seven Years Later
Eight Years Later
Nine Years Later
Ten Years Later

RE ESTIMATED NET LIABILITY AS OF:
End Of Year                                252,739      272,392       295,541       352,521       440,040
One Year Later                             241,655      251,445       268,154       325,212
Two Years Later                            221,236      220,385       239,243
Three Years Later                          190,744      194,213
Four Years Later                           167,062
Five Years Later
Six Years Later
Seven Years Later
Eight Years Later
Nine Years Later
Ten Years Later

REDUNDANCY(DEFICIENCY)                      85,677       78,179        56,298        27,309

% REDUNDANCY(DEFICIENCY)                     33.90%       28.70%        19.05%         7.75%

RESERVES ASSUMED IN 1989 & 1990
 COMMUTATION -- CUMULATIVE

BALANCE SHEET RESERVES, NET OF
 REINSURANCE RECOVERABLES, AFTER
 GIVING EFFECT TO 1989 & 1990
 COMMUTATION                               252,739      272,392       295,541       352,521

REDUNDANCY(DEFICIENCY) IN BALANCE
 SHEET RESERVES, NET OF REINSURANCE
 RECOVERABLES, AFTER GIVING EFFECT TO
 1989 & 1990 COMMUTATION                    85,677       78,179        56,298        27,309

% REDUNDANCY(DEFICIENCY) AFTER GIVING
 EFFECT TO 1989 & 1990 COMMUTATION           33.90%       28.70%        19.05%         7.75%


Note: There may be a difference of 1 (,000) in the redundancies due to rounding.

         The table reflects deficiencies resulting from increases in the reestimated liability for losses as compared to the Balance Sheet Reserve for losses in 1986 and 1987. These deficiencies result in large part from the Commutation in which the Company reassumed in 1989 and 1990 reserves for losses which had been ceded to reinsurers in prior years. Pursuant to the Commutation, the Company assumed in 1989 and 1990 liability for unpaid losses and LAE in the amount of approximately $21,000,000 and $2,000,000, respectively, previously ceded to reinsurers. Reserves for such reassumed liability had not been included in the Company's balance sheet prior to 1989 because it had been ceded to reinsurers. The reserves for such previously ceded liability were first included in the Company's balance sheet reserves at the end of the years in which they were reassumed, namely 1989 and 1990. On the other hand, the "Reestimated Liability" for the last succeeding year in the table has included the cumulative unpaid losses and LAE expenses in the reestimated liability attributable to years prior to 1989. Accordingly, a large part of the deficiency in the above-referenced years results from the comparison of Reestimated Liability that includes cumulative liability for previously ceded unpaid losses and loss adjustment expenses with Balance Sheet Reserves that do not include reserves for such liability. The Company believes that the table reflects its conservative approach to the reservation of losses and LAE, particularly when compared with the amount of paid losses and LAE as set forth in the table.

REINSURANCE

         In managing its underwriting risks and liquidity position, the Company transfers portions of its insurance risks to reinsurers. Reinsurance protects the Company against losses of a catastrophic nature and stabilizes underwriting results in those years in which such losses occur. This cession of risks involves the payment of premiums to those reinsurers for their assumption of these risks. The cession of reinsurance does not discharge the Company from liability to the policyholders, but it does permit recourse by it against the reinsurer for losses paid within the scope of the reinsurance contract.

         Generally the Company's reinsurance program segregates between business written in Alabama and business written in all other states. Since 1989, risks in excess of $1,000,000 per loss are reinsured for business written in Alabama. For all losses on Alabama business before August 1, 1989, the Company reinsures individual risks exceeding $4,000,000 with an aggregate of $7,000,000. In states other than Alabama, risks written since 1996 which are greater than $200,000 are reinsured. Before 1996, the Company reinsured risks written in other states exceeding amounts ranging from $200,000 to $1,000,000. Risks are reinsured under treaties pursuant to which the reinsurer agrees to assume all or a portion of all risks insured by the Company above its individual risk retention and up to the maximum individual limit offered (currently $26,000,000). The Company reinsures the risks above the maximum limits of its reinsurance treaties on a facultative basis -- the reinsurer agrees to insure a particular risk up to a designated limit.

         Reinsurance is placed under reinsurance treaties and agreements with a number of individual companies to avoid concentrations of credit risk. For policy periods beginning on or after August 1, 1989, the Company has not placed more than 25% of the total amount of risks ceded to reinsurers with any one reinsurer. The Company relies on reinsurance intermediaries to assist in the analysis of the credit quality of its reinsurers.

         Although reinsurer insolvencies have resulted in financial difficulties for some insurance companies, the Company's reinsurance recoverable at December 31, 1996 did not include any amounts due from any financially troubled reinsurer.

INVESTMENTS

         Investment management services are provided to the Company by independent third party investment managers. Such services include reviewing and recommending investment policies and implementing and executing investment strategies and are currently provided for a fee based upon the market value of the investment portfolio managed by the Company. The general investment policies of the Company are intended to accommodate its need for liquidity and current income. The primary objective is to achieve a high level of after-tax income, while minimizing risk. Accordingly, investment assets of the Company substantially consist of fixed maturity securities, all of which are investment grade as defined by national rating agencies. See Note 2 of the Notes to the Consolidated Financial Statements for a description of the investments of the Company at December 31, 1996.

COMPETITION

         Traditionally, the physicians and surgeons professional liability market, the hospital professional liability market and the dental professional liability market in the State of Alabama have been highly competitive. The Company acquired a substantial share of the Alabama physicians and surgeons professional liability insurance market in 1977 when the primary Alabama medical professional liability carrier withdrew from Alabama. Competitors, some of which have greater financial resources than the Company, have entered or reentered the Alabama market, and many insurance companies currently offer professional liability insurance in Alabama. Other companies engaged in similar lines of business in other states may enter the Alabama market in the future. However, the Company has maintained a dominant market share in Alabama through aggressive defense, competitive pricing and a substantial market effort.

         The Company plans to continue to expand the business of the Company into other states through marketing new business through independent agents and writing new business with multi-state health care providers having a prior relationship with the Company. The Company also intends to expand its business through business combinations with medical professional liability insurers having name recognition and significant support in the medical community in the states in which they do business. The Company believes that it will be competitive with companies who have been offering medical professional liability insurance in those states in which the Company writes insurance. In its marketing efforts in other states, the Company must compete with insurance companies that have pre-existing relationships with prospective customers and name recognition in those states, and that in many cases have greater resources than the Company. Marketing efforts in states other than Alabama will take substantial time and resources in order for prospective customers to become familiar with the Company and its insurance products.

         The Company believes that the principal competitive factors in the professional liability insurance business are service, name recognition, and price, and that it competes effectively in all these areas. The Company enjoys significant name recognition in the State of Alabama by virtue of having been organized by, and operated for the principal benefit of, Alabama physicians. The Company has attempted to use its heritage as a policyholder-founded company dedicated to the medical professional liability insurance industry in general as a means to compete in other states both directly and indirectly through its affiliates. The services offered by the Company to its insureds as well as the medical community in general are intended to promote name recognition and to maintain and improve loyalty among the insureds.


REGULATION

         The insurance industry is highly regulated, primarily by departments or agencies of the state governments. The Insurance Codes of the various states in which the Company does business delegate regulatory, supervisory and administrative powers to the State Commissioners or Departments of Insurance. Such regulation, supervision and administration involve, among other things, the licensing of insurers, financing of insurers, periodic examinations of the affairs and financial condition of insurers, and review of annual and other mandatory reports on the financial condition of insurers.

         Insurance companies are required to be licensed by the states in which they do business. The Company is currently licensed to do business as a property and casualty insurer in 37 states and the District of Columbia and has or will apply for authority to do business in almost all states. In addition to being licensed as a property and casualty insurer, the Company must submit for prior approval all property and casualty policies, endorsements, underwriting manuals, and rates to the Commissioners of Insurance in order to do business in states in which it is licensed. Currently, the Company is able to write professional liability insurance in 22 states. Approval of policy forms and rates may take a substantial period of time after the license has been issued in a particular state. Further, the possibility exists that the Company may be unable to do business in a state in which it is licensed if desired policies, endorsements, forms, manuals, or rates are not approved by the Commissioner of Insurance in that state.

         The Company is an insurance holding company system regulated under the Alabama Insurance Holding Company System Regulatory Act, the West Virginia Holding Company System Act, the Indiana Holding Company System Regulatory Act and the Missouri Holding Company System Regulatory Act (collectively the "Holding Company Acts"). The Holding Company Acts generally prohibit anyone from acquiring control of an insurance company without the approval of the Commissioner in the state of domicile of such insurance company. Under the Holding Company Acts, control is presumed to exist if any person or persons acting in concert, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing a certain percentage of the voting securities of another person (5% in Alabama, 10% in West Virginia, Indiana and Missouri).

         MAIC Holdings' insurance subsidiaries must comply with mandatory capital and solvency standards in the states in which they are authorized to do business. In addition, the state insurance codes generally limit the source of dividends payable by a stock insurer to that part of its available surplus funds which is derived from realized net profits on its business. The Holding Company Acts require that a domestic insurer give prior notice to the state Commissioner before the payment of any extraordinary dividend. The Holding Company Acts would permit MAIC Holdings' insurance subsidiaries to dividend to MAIC Holdings as much as approximately $30,000,000 as a dividend in 1997 without such notice to the Commissioners. In turn, Delaware corporate law limits MAIC Holdings from paying dividends in excess of its surplus.

EMPLOYEES

         At December 31, 1996, MAIC Holdings and its subsidiaries employed 202 persons. None of the employees of MAIC Holdings or its subsidiaries is represented by a labor union. MAIC Holdings considers its employee relations to be good.

ITEM 2. PROPERTIES

         Mutual Assurance is the fee owner of one office building located in the metropolitan area of Birmingham, Alabama. Mutual Assurance purchased its current home office building in March 1989 and during 1993 sold the office building which it formerly occupied. MAIC Holdings and its subsidiaries are occupying approximately 48,475 square feet of office space in its current home office building. The remaining 108,178 square feet of office space in this building are leased to unaffiliated persons or are available to be leased. The office building owned by Mutual Assurance is currently unencumbered.

         MOMED is the fee owner of one office building located in the metropolitan area of St. Louis, Missouri. MOMED and its subsidiaries are occupying 7,709 square feet as their home offices and the remaining 6,501 square feet of office space in this building are leased to unaffiliated persons or is available to be leased. MOMED also owns an apartment building that is held as an investment in real estate. The home office building currently secures a bank loan in the approximate amount of $500,000 and the investment property secures a bank loan in the approximate amount of $166,000.

         MAIC Holdings' other insurance subsidiaries maintain additional office space under leases with unaffiliated persons which are not considered material.

ITEM 3. LEGAL PROCEEDINGS

         MAIC Holdings' insurance subsidiaries are involved in various legal actions, a substantial number of which arise primarily from claims made under insurance policies. While the outcome of all legal actions is not presently determinable, management and its legal counsel are of the opinion that these actions will not have a material adverse effect on the financial position or results of operations of MAIC Holdings and its subsidiaries.

         Included in these actions is an action that was filed in 1992 in the Circuit Court of Jefferson County, Alabama, by Owen B. Evans, M.D. claiming in excess of $50 million for compensatory and punitive damages as a result of bad faith and outrageous conduct in Mutual Assurance's defense of Dr. Evans in a civil suit filed against him in Mobile County, Alabama, in which the plaintiff was awarded damages in the amount of $10,000,000. The basis of Dr. Evans' claim is that Mutual Assurance failed to settle the underlying case against him within his policy limits, and he has claimed compensatory damages and punitive damages. The underlying case has been resolved, and the judgment against Dr. Evans has been set aside. The action filed by Dr. Evans against Mutual Assurance includes claims for bad faith failure to settle and the tort of outrage. Mutual Assurance has been granted a non-final judgment on the pleadings with respect to the claim for bad faith failure to settle. The claim for the tort of outrage remains pending. Although Management is unable to predict the outcome of this matter if it is litigated to a conclusion, Management is currently of the opinion that the case can be settled for an amount that would not be material to the business of Mutual Assurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


EXECUTIVE OFFICERS OF MAIC HOLDINGS

         The executive officers of MAIC Holdings serve at the pleasure of the Board of Directors. Set forth below are the current executive officers of MAIC Holdings and a brief description of their principal occupation and employment during the last five years.

         A. DERRILL CROWE, M.D. -- Age 60 -- Dr. Crowe has been Chairman of the Board and President of MAIC Holdings since its formation on February 8, 1995. Dr. Crowe has been President, Chief Executive Officer and a director of Mutual Assurance since its organization in 1976. Dr. Crowe serves as a director of each of MAIC Holdings insurance subsidiaries and participates on their respective claims and underwriting committees. Dr. Crowe currently serves on the Board of Directors of Citation Corp.

         PAUL R. BUTRUS -- Age 56 -- Mr. Butrus has served as a director and Executive Vice President of MAIC Holdings since its formation on February 8, 1995. Mr. Butrus has been employed by Mutual

Assurance and its subsidiaries since 1977, most recently as Vice President and Chief Operating Officer of Mutual Assurance since 1993, and has served as a director of Mutual Assurance since February of 1992. Mr Butrus serves as a director of each of MAIC Holdings insurance subsidiaries and participates on their respective claims and underwriting committees. Mr. Butrus also serves on the Board of Directors of Prime Medical Services, Inc.

         JAMES J. MORELLO -- Age 48 -- Mr. Morello has been the Treasurer of MAIC Holdings since its formation on February 8, 1995. Mr. Morello has been employed as Treasurer and Chief Financial Officer of Mutual Assurance since 1984. Mr. Morello is a certified public accountant.

         ROBERT D. FRANCIS -- Age 34 -- Mr. Francis has been the Secretary of MAIC Holdings since its formation on February 8, 1995. Mr. Francis has served as Secretary of Mutual Assurance since 1989.

         MARTIN ENNIS -- Age 46 -- Mr. Ennis is Senior Vice President of Mutual Assurance. Mr. Ennis has been employed by Mutual Assurance for over fifteen years, principally in claims administration and hospital services. Mr. Ennis is currently in charge of the claims department of Mutual Assurance and is responsible for supervising and coordinating claims administration and hospital services performed by other insurance subsidiaries of MAIC Holdings.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         At December 31, 1996, MAIC Holdings had 2,474 stockholders of record and 10,282,031 shares of common stock outstanding. MAIC Holdings' common stock currently trades on The New York Stock Exchange under the symbol "MAI"; prior to September 23, 1996, the common stock of MAIC Holdings traded on the NASDAQ National Market Tier of the NASDAQ Stock Market under the symbol "MAIC."

         The quarterly price range for MAIC Holdings common stock is shown below:

     Quarter                    1996                         1995
     -------                    ----                         ----
                       High             Low          High             Low
                       ----             ---          ----             ---
  First               $33.37          $31.00        $27.25          $25.25
  Second               38.00           32.25         30.00           26.00
  Third                37.63           30.38         32.00           28.00
  Fourth               34.25           32.38         35.25           29.25

         The quotations above reflect trading on The New York Stock Exchange effective September 23, 1996 and, prior to that date, on the NASDAQ Stock Market. Activity prior to September 23, 1996 reflects interdealer prices without retail mark up, mark down or commission and may not necessarily represent actual transactions.

         Information regarding restrictions on the ability of MAIC Holdings and its insurance subsidiaries to pay dividends is incorporated by reference from the last paragraph under the caption "Regulation" in Item 1 on page 18 of this Form 10-K.

         On December 4, 1996 and December 14, 1995, the Board of Directors of MAIC Holdings declared stock dividends of six percent. On December 14, 1994, December 16, 1993, and December 10, 1992, the Board of Directors of Mutual Assurance declared stock dividends of five percent. Neither Mutual Assurance nor MAIC Holdings has paid any cash dividends on its common stock. MAIC Holdings currently intends to continue its policy of not paying a regular cash dividend.

ITEM 6. SELECTED FINANCIAL DATA

-----------------------------------------------------------------------------------------------------------------
                                                         Years Ended December 31
                                     1996           1995           1994           1993            1992
-----------------------------------------------------------------------------------------------------------------
                                            (in thousands, except share and per share amounts)
OPERATING DATA:(E)
Direct and assumed
 premiums written                $   137,840    $   108,442    $    74,275    $     65,856    $     68,090
Earned premiums                      134,162         94,517         73,282          65,553          68,369
Reinsurance expense                  (29,644)       (18,564)       (11,856)         (8,324)         (9,876)
Net premiums earned                  104,518         75,953         61,426          57,228          58,493
Net investment income                 32,114         29,582         23,072          22,468          21,673
Other income                           2,728          4,738          1,109           7,976           4,928
 Total revenues                      139,360        110,273         85,607          87,672          85,094
Net losses and loss adjustment
 expenses                             72,759         53,642         43,887          44,774          48,629
Net income (A)                        31,149         29,663         24,767          30,529          22,900
Net income per share of common
 stock (B)                       $      3.14    $      2.99    $      2.48    $       3.00    $       2.24
Weighted average number of
 shares outstanding                9,931,276      9,930,607      9,979,235      10,174,848      10,230,086

(A) Net income for 1993 includes $3.6 million which represents the cumulative effect of a change in accounting for income taxes resulting from the adoption of Financial Accounting Standards Board (FASB) Statement 109.
(B) In December, 1995 and 1996, the Board of Directors declared a 6% stock dividend and in December of 1994, 1993 and 1992 the Board of Directors declared a 5% stock dividend. Earnings per share data for 1996, 1995, 1994, 1993 and 1992 have been restated as if all dividends had been declared on January 1, 1992. Additionally, treasury stock is excluded from the date of acquisition for purposes of determining the weighted average number of shares outstanding used in the computation of net income per share of common stock.

---------------------------------------------------------------------------------------------
                                                        December 31
                                  1996         1995         1994         1993         1992
---------------------------------------------------------------------------------------------
BALANCE SHEET DATA:(E)
Total investments             $   666,759   $  543,998   $  437,865   $  423,098   $  367,396
Total assets (C)                  905,308      720,478      565,744      507,529      438,061
Reserve for losses and loss
  adjustment expenses (C)         548,742      432,945      356,000      312,333      283,507
Total liabilities (C)             660,743      512,465      404,194      352,619      322,189
Total capital (D)                 244,565      206,030      159,648      153,138      114,384
Total capital per share of
  common stock outstanding    $     23.79   $    21.99   $    18.06   $    17.94   $    13.77
Common stock outstanding at
  end of year                  10,282,031    9,369,832    8,839,708    8,535,762    8,307,561

(C) Total investments and capital at December 31, 1996, 1995, 1994 and 1993 includes net unrealized gains and/or losses on available-for-sale securities resulting from the Company's adoption of FASB Statement 115. In accordance with FASB Statement 115, prior-year financial statements have not been restated to reflect this change in accounting principle.
(D) Data prior to 1993 has been reclassified for the adoption of FASB Statement 113.
(E) As a result of the December 20, 1996 acquisition of MOMED, amounts attributable to MOMED are included in the above balance sheet data but are considered immaterial for inclusion in the Company's 1996 operations. Reference Note 8 of the Notes to Consolidated Financial Statements of MAIC Holdings and subsidiaries.

ITEM. 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For purposes of this management discussion and analysis, the term "Company" refers to MAIC Holdings, Inc. and its consolidated subsidiaries. The consolidated subsidiaries consist principally of operating insurance companies.

         MAIC Holdings, Inc. is a Delaware corporation formed by Mutual Assurance, Inc. (Mutual Assurance) to serve as a holding corporation for Mutual Assurance and other subsidiaries. On August 31, 1995, Mutual Assurance and MAIC Holdings, Inc. consummated an Agreement and Plan of Exchange (Plan of Exchange) which generally provided that Mutual Assurance shareholders exchanged their common shares, par value $1 per share, for an equal amount of the common stock of MAIC Holdings, Inc., par value $1 per share.


LIQUIDITY AND CAPITAL RESOURCES

         The payment of losses, loss adjustment expenses, and operating expenses in the ordinary course of business is currently the Company's principal need for liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided from these activities was sufficient during 1996 to meet the Company's operating needs, and the Company believes those sources will be sufficient to meet its cash needs for operating purposes for at least the next twelve months. Prolonged and increasing levels of inflation could cause increases in the dollar amount of losses and loss adjustment expenses and may therefore adversely affect future reserve development. To minimize such risk, the Company (i) maintains what its management considers to be strong and adequate reinsurance, (ii) conducts regular actuarial reviews to ensure, among other things, that current reserves do not become deficient, and (iii) maintains adequate asset liquidity.

         The Company did not borrow any funds during the years ended December 31, 1996 and 1995, and currently has no requirements indicating a need to borrow significant funds in the next twelve months. However, the need for additional capital may arise in order to achieve the Company's ultimate goals of expansion, as discussed in the following paragraph. The Company continues to have available through a lending institution a line of credit in the amount of $40 million that could be used for these additional capital requirements. The Company is not charged a fee nor is it required to maintain compensating balances in connection with this line of credit.

         The Company's Board of Directors has authorized the purchase of up to $10,000,000 of its common stock in the open market. At December 31, 1996, approximately $3.4 million remains available for purposes of purchasing its own common stock in the open market.



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

         In addition to its expansion into this growing market for "large accounts", the Company also intends to expand through the acquisition of, or combination with, medical professional liability insurers that have a significant presence in states other than Alabama. During 1996, 1995 and 1994, the Company completed the following business combinations:

                                                                                          ACCOUNTING
DATE                        COMPANY                                        LOCATION        TREATMENT
----------------------------------------------------------------------------------------------------
January 1994                Medical Assurance of West Virginia, Inc.       West Virginia   Purchase
January 1995                Physicians Insurance Company of Indiana, Inc.  Indiana         Purchase
December 1996               MOMED Holding Company                          Missouri        Purchase

         During July 1996, MAI Corporation, a wholly-owned subsidiary, purchased 100% of the minority-owned interest of LifeSouth, resulting in LifeSouth becoming a wholly-owned subsidiary of MAI Corporation. During July 1995, the Company acquired the recurring medical professional insurance business of Physicians Insurance Company of Ohio and its subsidiary.

         The business combination of MOMED Holding Company (MOMED) was effective December 20, 1996. At December 31, 1996 the consolidated balance sheet of the Company includes the consolidated balance sheet of MOMED and its subsidiaries; however, MOMED operations for the period December 20, 1996 through December 31, 1996 were considered immaterial for inclusion in the Company's consolidated statement of income. Selected consolidated financial data for MOMED and its subsidiaries, including its primary subsidiary, Missouri Medical Insurance Company, for the years ending December 31, 1996 and 1995 is as follows (dollars in thousands):

                                                           Year ended December 31
                                                             1996          1995
                                                           ----------------------
Total investments                                          $73,616       $72,504
Total policy liabilities                                    68,730        61,679

Premiums written                                            11,098        12,599
Net premiums earned                                         11,208        11,666
Net investment income                                        4,336         4,236
Net losses and loss adjustment expenses                      6,720        10,734
Net income                                                   4,333         4,077

         The above summary operation information does not necessarily reflect the results of operations as they actually would have been if the acquisition had occurred at the beginning of the periods presented or of results which may occur in the future.

         Total consideration paid for the 1996, 1995 and 1994 business expansion transactions was approximately $33,600,000, including 376,359 shares of the Company's stock issued as part of the 1996 purchase of MOMED. Intangible assets recorded in connection with the above transactions totaled $6,535,000 and are being amortized over periods ranging from 10 to 20 years.

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

PREMIUMS

         The following table presents information related to consolidated written and earned premiums and reinsurance expense (dollars in thousands):

                                                                        Increase
                                                1996          1995     (Decrease)
                                             -----------------------   ----------
Direct and assumed premiums written          $ 137,840     $ 108,442     $29,398
                                             =========     =========     =======

Premiums earned                              $ 134,162     $  94,517     $39,645
Premiums ceded                                 (29,644)      (18,564)     11,080
                                             ---------     ---------     -------
Net premiums earned                          $ 104,518     $  75,953     $28,565
                                             =========     =========     =======

         The increase in premiums written for the year ended December 31, 1996 compared to the year ended December 31, 1995 is due principally to an increase of $14,647,000 in direct premiums written in states other than Alabama and the addition of $11,469,000 of premiums assumed. Earned premiums increased for the year ended December 31, 1996 as compared to the year ended December 31, 1995 as a result of new premiums written during 1996 and 1995. Other variations in the normal course of business for the Company comprise the remainder of the variance.

         The Company cedes reinsurance to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. Premiums ceded are estimated based on the terms of the respective reinsurance agreements. The estimated expense is continually reviewed and any adjustments which become necessary are included in current operations. Amounts recoverable from reinsurers are estimated in a manner consistent with the loss liability associated with the reinsured policies. The $11,080,000 increase in premiums ceded for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is principally due to additional written and assumed premiums in states other than Alabama, and as respects this new business, increased cessions of risks to reinsurers.

INVESTMENT INCOME

         The Company had consolidated net investment income of $32,114,000 for the year ended December 31, 1996, as compared to $29,582,000 for the year ended December 31, 1995, reflecting an increase of $2,532,000. The increased income is primarily due to an increase in the amount of invested assets. Invested assets, excluding those related to MOMED, increased to $567,142,000 at December 31, 1996 from $509,863,000 at December 31, 1995. The yield on invested assets decreased to 6.1% for 1996 from 6.2% for 1995. The average composition of invested assets changed little from 1995 to 1996, with non-taxable investments comprising an average of 56% for the year 1996 and 58% for the year 1995.

         For purposes of the above discussion, invested assets are comprised of fixed maturities and equity securities at amortized cost, short-term investments and investment in unconsolidated subsidiary; the earnings on such invested assets constitute the related net investment income. The Company calculates the yield on invested assets by dividing the related investment income (annualized for interim periods) by the monthly average of invested assets.

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

         Equity securities of $33 million at December 31, 1996 and $6.6 million at December 31, 1995 are primarily fixed rate preferred stocks. Disposition of investments prior to maturity may result in a net gain or loss which would be classified as "Other Income".


OTHER INCOME

         Other income decreased by $2,010,000 for the year ended December 31, 1996 compared to the year ended December 31, 1995. The decrease is principally attributable to fewer capital gains realized upon the sale of securities during 1996 as compared to 1995.


LOSSES

         The reserve for losses and loss adjustment expenses represents management's best estimates of the ultimate cost of all losses incurred but unpaid. The reserves were evaluated by independent consulting actuaries and reflect consideration of prior loss experience and changes in the frequency and severity of claims. Actual incurred losses may vary from estimated amounts due to the inherent difficulty in estimating development of long-tailed lines of business. The estimated liability is continually reviewed and any adjustments which become necessary are included in current operations. However, the Company's management believes its actual incurred losses and loss adjustment expenses will not vary significantly from reported estimated amounts.

         Consolidated loss and loss adjustment expenses (losses) and the related loss ratios are summarized in the following table (dollars in thousands). The ratio for losses below is based on premiums earned; the ratio for net losses is based on net premiums earned.

                                            1996                    1995
                                    -------------------------------------------
                                                   Loss                   Loss
                                     Losses        Ratio      Losses      Ratio
                                    --------------------      -----------------
Losses                              $104,025        78%       $73,325      78%
Reinsurance recoveries               (31,266)       ==        (19,683)     ==
                                    --------                  -------
Net losses                          $ 72,759        70%       $53,642      71%
                                    ========        ==        =======      ==

         The Company's losses and loss adjustment expenses for the years ended December 31, 1996 and 1995 reflect loss ratios of 78%. The above loss ratios reflect improvement of loss development in prior years coverage. However, as the Company continues its expansion efforts, the improvement of loss development for prior years could have a smaller impact on the loss ratios of future years.

         The increase in reinsurance recoveries primarily results from the increase in losses and loss adjustment expenses and the increased cessions to reinsurers.


UNDERWRITING, ACQUISITION AND INSURANCE EXPENSES

         Consolidated expenses increased by $7,833,000 (44%) for the year ended December 31, 1996 compared to the year ended December 31, 1995. The increase results primarily from policy acquisition costs associated with new business, along with the other costs associated with the Company's current business strategy. This strategy calls for the Company to continue investing in potential acquisition opportunities and the possibility of expansion into additional markets.


INCOME TAXES

         The Company's effective tax rates for the years ended December 31, 1996 and 1995 were 24% and 23%, respectively. The 1996 and 1995 effective tax rates were lower than the statutory rate of 35%, principally because of the effect of tax exempt investment income. There are no loss carryforwards included in the deferred tax asset.




RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

Premiums

         The following table presents information related to consolidated written and earned premiums and reinsurance expense (dollars in thousands):

                                                                         Increase
                                                 1995         1994      (Decrease)
                                              -----------------------    -------
Direct and assumed premiums written           $ 108,442     $ 74,275     $34,167
                                              =========     ========     =======

Premiums earned                               $  94,517     $ 73,282     $21,235
Premiums ceded                                  (18,564)     (11,856)      6,708
                                              ---------     --------     -------
Net premiums earned                           $  75,953     $ 61,426     $14,527
                                              =========     ========     =======

         The net increase in premiums written is due principally to (i) an increase of $14,586,000 in Mutual Assurance direct premiums written in states other than Alabama, (ii) the addition of physician premiums for MA-West Virginia in the amount of $9,320,000, (iii) PIC-Indiana premiums written of $9,054,000 and (iv) the addition of premiums assumed by Mutual Assurance from PIC-Ohio in the amount of $6,442,000. Effective January 1, 1995, MA-West Virginia received the exclusive endorsement of the West Virginia State Medical Association as a provider of physicians' professional liability insurance. Partially offsetting these increases is (i) a decrease of $3,442,000 on certain retrospective policies whose ultimate premiums are based on losses incurred on those policies and (ii) a $2,973,000 decrease in written premiums due to the elimination of the PROActive Insurance book of business, which is discussed in the following paragraph. Other variations in the normal course of business for the Company comprise the remainder of the variance.

         Effective January 1, 1995, the group hospital and major medical health insurance book of business of PROActive Insurance was discontinued and assumed by an unrelated carrier. PROActive Insurance had no individual or hospital and major medical premiums in 1995. Management has not determined the future operations of PROActive Insurance.

         The $6,708,000 increase in premiums ceded for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is principally due to
(i) new business written by MA-West Virginia, (ii) an increase in Mutual Assurance business outside the state of Alabama, including PIC-Ohio, and (iii) an increase in business from the addition of PIC-Indiana.




Investment Income

         The Company had consolidated net investment income of $29,582,000 for the year ended December 31, 1995, reflecting an increase of $6,510,000 (28.2%) as compared to the year ended

December 31, 1994. The increased income is primarily due to an increase in the amount of invested assets, which for 1995 includes the investments of PIC-Indiana. In addition, the yield on invested assets increased to approximately 6.2% for 1995 from approximately 5.6% for 1994. The 1995 purchase of PIC-Indiana contributed $34,870,000 to the portfolio. Excluding the PIC-Indiana investments and their respective investment income, the yield on the remaining investments increased to approximately 6.0% in 1995 from 5.6% in 1994. The increase in the yield of invested assets primarily resulted from higher available market rates of interest on taxable investments.

Other Income

         Other income increased by $3,629,000 for the year ended December 31, 1995 compared to the year ended December 31, 1994. The increase is principally attributable to higher capital gains realized upon the sale of securities during 1995 as compared to 1994.

Losses

         Consolidated loss and loss adjustment expenses and the related loss ratios are summarized in the following table (dollars in thousands). The ratio for losses and loss adjustment expenses below is based on premiums earned; the ratio for net losses and loss adjustment expenses is based on net premiums earned.

                                               1995                    1994
                                     -------------------------------------------
                                                      Loss                 Loss
                                      Losses          Ratio       Losses   Ratio
                                     ----------------------      ---------------
Losses                               $ 73,325           78%      $56,777     77%
                                     ========           ==       =======     ==
Reinsurance recoveries                (19,683)                   (12,890)
                                     --------                    -------
Net losses                           $ 53,642           71%      $43,887     71%
                                     ========           ==       =======     ==

         The Company's losses and loss adjustment expenses for the year ended December 31, 1995 reflect a loss ratio of 78% compared to a loss ratio of 77% for the year ended December 31, 1994. The above loss ratios reflect improvement of loss development in prior years coverage.

         The increase in reinsurance recoveries primarily results from (i) reinsurance treaties related to MA-West Virginia and (ii) reinsurance recoveries resulting from the increase in Mutual Assurance business outside the state of Alabama, including PIC-Ohio and (iii) an increase in business resulting from the addition of PIC-Indiana.


Underwriting, Acquisition, and Insurance Expenses

         Consolidated expenses increased by $7,434,000 (71.1%) for the year ended December 31, 1995 compared to the year ended December 31, 1994. The increase in consolidated expenses occurred primarily as a result of new business obtained by the Company during 1995. As the Company continues its expansion efforts, additional costs are expected to be incurred to investigate potential opportunities and to integrate the successful opportunities into the Company's operations.

Income Taxes

         The Company's effective tax rates for the years ended December 31, 1995 and 1994 were 23% and 20%, respectively. The 1995 and 1994 effective tax rates were lower than the statutory rate of 35%. The principal reason for the Company's lower effective tax rate is the effect of tax exempt investment income. There are no loss carryforwards included in the deferred tax asset.





ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements and Financial Statement Schedules of MAIC Holdings and subsidiaries listed in Item 14(a) have been included herein beginning on page 31. The Supplementary Financial Information required by Item 302 of Regulation S-K is included in Note 10 of the Notes to Consolidated Financial Statements of MAIC Holdings and its subsidiaries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item regarding executive officers is included in Part I of this Form 10-K (Pages 15-16) in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.

         The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from MAIC Holdings' definitive proxy statement for the 1997 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 30, 1997.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from MAIC Holdings' definitive proxy statement for the 1997 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 30, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. PRINCIPAL STOCKHOLDERS.

         The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from MAIC Holdings' definitive proxy statement for the 1997 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 30, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from MAIC Holdings' definitive proxy statement for the 1997 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 30, 1997.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial Statements. The following consolidated financial statements of MAIC Holdings, Inc. and subsidiaries are included herein in accordance with Item 8 of Part II of this report.

                  Report of Ernst & Young LLP.

                  Consolidated balance sheets -- December 31, 1996 and 1995.

                  Consolidated statements of changes in capital -- years ended December 31, 1996, 1995 AND 1994.

                  Consolidated statements of income -- years ended December 31, 1996, 1995 and 1994.

                  Consolidated statements of cash flows -- years ended December 31, 1996, 1995 and 1994.

                  Notes to consolidated financial statements.

         Financial Statement Schedules. The following consolidated financial statement schedules of MAIC Holdings and subsidiaries are included herein in accordance with Item 14(d):

                  Schedule I -- Summary of Investments -- Other than Investments in Related Parties.

                  Schedule II -- Condensed Financial Information of MAIC
                  Holdings.

                  Schedule III -- Supplementary Insurance Information.

                  Schedule IV -- Reinsurance.

                  Schedule VI -- Supplementary Property and Casualty
                  Information.

         All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) MAIC Holdings filed one Report on Form 8-K for an event occurring during the quarter ended December 31, 1996.

(c) The exhibits required to be filed by Item 14(c) are listed herein in the Exhibit Index.

(d)      Financial Data Schedule as required by EDGAR (for SEC USE Only)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 24 day of March, 1997.

                                             MAIC HOLDINGS, INC.

                                             By: /s/ A. Derrill Crowe, M.D.
                                                --------------------------------
                                                      A. Derrill Crowe, M.D.
                                                      President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                TITLE                      DATE
----                                -----                      ----
/s/ A. Derrill Crowe                President (principal       March 24, 1997
------------------------------      executive officer)
A. Derrill Crowe, M.D.              and Director

/s/ James J. Morello                Treasurer (principal       March 24, 1997
------------------------------      financial officer and
James J. Morello                    principal accounting
                                    officer)

/s/ Paul R. Butrus                  Director                   March 24, 1997
------------------------------
Paul R. Butrus

/s/ Richard V. Bradley, M.D.        Director                   March 24, 1997
------------------------------
Richard V. Bradley

                                    Director                   March   , 1997
------------------------------
Norton E. Cowart

/s/ Paul D. Everest                 Director                   March 24, 1997
------------------------------
Paul D. Everest, M.D.

                                    Director                   March   , 1997
------------------------------
Robert E. Flowers, M.D.

/s/ Leon C. Hamrick                 Director                   March 24, 1997
------------------------------
Leon C. Hamrick, M.D.

                                    Director                   March   , 1997
------------------------------
John P. North, Jr.

                      MAIC Holdings, Inc. and Subsidiaries

                       Consolidated Financial Statements

                  Years ended December 31, 1996, 1995 and 1994


                                    CONTENTS

Report of Independent Auditors ............................................   32

Audited Consolidated Financial Statements

Consolidated Balance Sheets ...............................................   33
Consolidated Statements of Changes in Capital .............................   35
Consolidated Statements of Income .........................................   36
Consolidated Statements of Cash Flows .....................................   37
Notes to Consolidated Financial Statements ................................   39

                         Report of Independent Auditors

Board of Directors
MAIC Holdings, Inc.

We have audited the accompanying consolidated balance sheets of MAIC Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in capital and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the balance sheet of MOMED Holding Company, a wholly-owned subsidiary acquired in 1996, which statement reflects total assets of $91 million as of December 31, 1996. That balance sheet was audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the balance sheet data included for MOMED Holding Company, is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and, as to the balance sheet at December 31, 1996, the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MAIC Holdings, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                      Ernst & Young LLP

Birmingham, Alabama
February 6, 1997

                     MAIC Holdings, Inc., and Subsidiaries

                          Consolidated Balance Sheets


                                                                 DECEMBER 31
                                                               1996       1995
                                                        -----------------------------
                                                        (DOLLAR AMOUNTS IN THOUSANDS)
ASSETS
Investments:
  Fixed maturities available for sale, at market value       $564,938   $483,734
  Equity securities available for sale, at market value        33,036      6,615
  Real estate, net                                             12,352     11,816
  Investment in unconsolidated affiliate                           30      3,535
  Short-term investments                                       56,403     38,298
                                                             --------   --------
Total investments                                             666,759    543,998


Cash and cash equivalents                                      14,033      4,238
Premiums receivable                                            33,896     20,417
Receivable from reinsurers                                    108,692     80,468
Prepaid reinsurance premiums                                   14,152     13,272
Deferred taxes                                                 36,132     29,340
Other assets                                                   31,644     28,745







                                                             --------   --------
                                                             $905,308   $720,478
                                                             ========   ========

                                                                     DECEMBER 31
                                                                  1996         1995
                                                            -----------------------------
                                                            (DOLLAR AMOUNTS IN THOUSANDS)
LIABILITIES, MINORITY INTERESTS AND
    STOCKHOLDERS' EQUITY
  Liabilities:
  Policy liabilities and accruals:
     Reserve for losses and loss adjustment expenses           $ 548,742    $ 432,945
     Unearned premiums                                            54,920       47,319
     Reinsurance premiums payable                                 31,789       18,339
                                                               ---------    ---------
  Total policy liabilities                                       635,451      498,603
  Income taxes payable                                             2,852        2,090
  Other liabilities                                               22,440       11,772
                                                               ---------    ---------
Total liabilities                                                660,743      512,465

Commitments and contingencies                                         --           --

Minority interests                                                    --        1,983

Stockholders' equity:
  Common stock, par value $1 per share; 100,000,000
     shares authorized; 10,339,245 and 9,376,956
     shares issued, respectively                                  10,339        9,377
  Additional paid-in capital                                     123,218       92,013
  Net unrealized gains on securities available for sale, net
     of deferred taxes of $4,392 and $7,196, respectively          8,157       13,363
  Retained earnings                                              103,027       91,415
                                                               ---------    ---------
                                                                 244,741      206,168
  Less treasury stock at cost, 57,214 and 7,124 shares,
     respectively                                                   (176)        (138)
                                                               ---------    ---------
Total stockholders' equity                                       244,565      206,030
                                                               ---------    ---------

                                                               $ 905,308    $ 720,478
                                                               =========    =========


See accompanying notes.

                     MAIC Holdings, Inc., and Subsidiaries

                 Consolidated Statements of Changes in Capital
                         (dollar amounts in thousands)

                                                                               NET
                                                               ADDITIONAL   UNREALIZED
                                                   COMMON       PAID-IN       GAINS       RETAINED     TREASURY
                                                   STOCK        CAPITAL      (LOSSES)     EARNINGS       STOCK        TOTAL
                                                  --------     ----------   ----------    ---------    --------     ---------
Balance at December 31, 1993                      $  8,546     $  66,519     $ 12,369     $  65,933     $  (228)    $ 153,139
5% stock dividend ($35,805 paid in cash
  in lieu of fractional shares)                        426        10,969           --       (11,431)         --           (36)
Change in market value of securities
  available for sale, net of deferred taxes             --            --      (15,735)           --          --       (15,735)
Common stock issued for service awards                   2            49           --            --          --            51
Purchase of treasury stock                              --            --           --            --      (2,538)       (2,538)
Net income                                              --            --           --        24,767          --        24,767
                                                  --------     ---------     --------     ---------     -------     ---------
Balance at December 31, 1994                         8,974        77,537       (3,366)       79,269      (2,766)      159,648
6% stock dividend ($22,530 paid in cash
  in lieu of fractional shares)                        530        16,964           --       (17,517)         --           (23)
Change in market value of securities
  available for sale, net of deferred taxes             --            --       16,729            --          --        16,729
Common stock issued for service awards                   1            12           --            --          --            13
Retirement of common stock                            (128)       (2,500)          --            --       2,628            --
Net income                                              --            --           --        29,663          --        29,663
                                                  --------     ---------     --------     ---------     -------     ---------
Balance at December 31, 1995                         9,377        92,013       13,363        91,415        (138)      206,030
6% stock dividend ($33,795 paid in cash
  in lieu of fractional shares)                        584        18,919           --       (19,537)         --           (34)
Change in market value of securities
  available for sale, net of deferred taxes             --            --       (5,206)           --          --        (5,206)
Common stock issued for service awards                   1            34           --            --          --            35
Common stock issued for compensation                     1            20           --            --          --            21
Common stock issued for acquisition                    376        12,232           --            --         (38)       12,570
Net income                                              --            --           --        31,149          --        31,149
                                                  --------     ---------     --------     ---------     -------     ---------
Balance at December 31, 1996                      $ 10,339     $ 123,218     $  8,157     $ 103,027     $  (176)    $ 244,565
                                                  ========     =========     ========     =========     =======     =========


See accompanying notes.

                     MAIC Holdings, Inc., and Subsidiaries

                       Consolidated Statements of Income

                                                                     YEAR ENDED DECEMBER 31
                                                           1996                1995               1994
                                                        ------------------------------------------------
                                                          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Direct and assumed premiums written                     $ 137,840           $ 108,442           $ 74,275
                                                        =========           =========           ========

Revenues:
  Premiums earned                                       $ 134,162           $  94,517           $ 73,282
  Premiums ceded                                          (29,644)            (18,564)           (11,856)
                                                        ---------           ---------           --------
  Net premiums earned                                     104,518              75,953             61,426
  Net investment income                                    32,114              29,582             23,072
  Other income                                              2,728               4,738              1,109
                                                        ---------           ---------           --------
Total revenues                                            139,360             110,273             85,607


Expenses:
  Losses and loss adjustment expenses                     104,025              73,325             56,777
  Reinsurance recoveries                                  (31,266)            (19,683)           (12,890)
                                                        ---------           ---------           --------
  Net losses and loss adjustment expenses                  72,759              53,642             43,887
  Underwriting, acquisition, and insurance expenses        25,729              17,896             10,462
                                                        ---------           ---------           --------
Total expenses                                             98,488              71,538             54,349
                                                        ---------           ---------           --------

Income before income taxes and minority interests          40,872              38,735             31,258

Provision for income taxes:
  Current expense                                          11,330              12,694              8,853
  Deferred expense (benefit)                               (1,693)             (3,702)            (2,494)
                                                        ---------           ---------           --------
                                                            9,637               8,992              6,359
                                                        ---------           ---------           --------

Income before minority interests                           31,235              29,743             24,899
Minority interests                                            (86)                (80)              (132)
                                                        ---------           ---------           --------
Net income                                              $  31,149           $  29,663           $ 24,767
                                                        =========           =========           ========


Earnings per share:
  Net income                                            $    3.14           $    2.99           $   2.48
                                                        =========           =========           ========

Weighted average number of common shares
  outstanding                                               9,931               9,931              9,979
                                                        =========           =========           ========


See accompanying notes.

                     MAIC Holdings, Inc., and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                                          YEAR ENDED DECEMBER 31
                                                               1996                1995                1994
                                                            -------------------------------------------------
                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                  $  31,149           $  29,663           $  24,767
Adjustments to reconcile net income
  to net cash provided (used) by
  operating activities:
    Depreciation                                                1,236               1,062                 860
    Amortization                                               (1,011)                972               2,146
    Net realized (gain) on sale of investments                 (1,532)             (3,397)               (226)
    Deferred income taxes (benefit)                            (1,693)             (3,702)             (2,494)
    Other                                                         (68)               (312)                112
    Changes in assets and liabilities, net
      of effects of business combinations:
        Premiums receivable                                   (13,152)            (11,902)             (1,708)
        Income taxes receivable/payable                           952               2,105              (1,503)
        Receivable from reinsurers                            (16,765)            (19,129)            (12,850)
        Prepaid reinsurance premiums                             (356)             (8,179)             (1,002)
        Other assets                                           (1,212)             (3,640)             (2,770)
        Reserve for losses and loss
          adjustment expenses                                  58,695              40,912              29,416
        Unearned premiums                                       5,045              17,552               1,501
        Reinsurance premiums payable                            4,377               3,988               2,929
        Other liabilities                                       9,171               1,242              (1,189)
                                                            ---------           ---------           ---------
Net cash provided by operating activities                      74,836              47,235              37,989

INVESTING ACTIVITIES
Purchases of fixed maturities
  available for sale                                         (155,606)           (195,716)           (114,684)
Purchases of equity securities
  available for sale                                          (23,159)             (6,565)                 --
Proceeds from sale or maturities of fixed maturities
  available for sale                                          133,145             156,615              32,888
Proceeds from sale of equity securities
  available for sale                                            2,084                 746                  --
Net (increase) decrease in
  short-term investments                                      (16,675)              3,608              51,160
Purchase of subsidiaries                                       (7,263)             (4,160)             (1,109)
Distribution from subsidiaries                                  3,628                  --                  --
Other                                                          (1,161)             (2,524)               (672)
                                                            ---------           ---------           ---------
Net cash (used) by investing activities                       (65,007)            (47,996)            (32,417)

                                                                     YEAR ENDED DECEMBER 31
                                                              1996            1995           1994
                                                            ---------------------------------------
FINANCING ACTIVITIES
Dividends paid                                              $    (34)       $    (23)      $    (36)
Purchase of treasury stock                                        --              --         (2,538)
                                                            --------        --------       --------
Net cash (used) by financing activities                          (34)            (23)        (2,574)
                                                            --------        --------       --------
Increase (decrease) in cash and and cash equivalents           9,795            (784)         2,998

Cash and cash equivalents at beginning of year                 4,238           5,022          2,024
                                                            --------        --------       --------

Cash and cash equivalents at end of year                    $ 14,033        $  4,238       $  5,022
                                                            ========        ========       ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
  Income taxes                                              $ 11,075        $ 10,522       $ 10,868
                                                            ========        ========       ========


See accompanying notes.

                      MAIC Holdings, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                               December 31, 1996


1. ACCOUNTING POLICIES

PLAN OF EXCHANGE AND REORGANIZATION

MAIC Holdings, Inc. is a Delaware corporation formed by Mutual Assurance, Inc. (Mutual Assurance) to serve as a holding company for Mutual Assurance and other subsidiaries. On August 31, 1995, Mutual Assurance and MAIC Holdings, Inc. consummated an Agreement and Plan of Exchange which was accounted for in a manner similar to a pooling of interests. Under the terms of the agreement, Mutual Assurance shareholders exchanged their common shares, par value $1 per share, for an equal amount of shares of the common stock of MAIC Holdings, Inc., par value $1 per share.

The plan of exchange and combination of the companies had no effect on the net assets, total stockholders' equity or net income reported previously by the consolidated companies. Prior to the reorganization, MAIC Holdings, Inc. had no revenues or net income.

At December 31, 1996, MAIC Holdings, Inc. had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At December 31, 1996, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of MAIC Holdings, Inc. and its subsidiaries. All significant intercompany accounts and transactions between consolidated companies have been eliminated.

BASIS OF PRESENTATION

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

The significant accounting policies followed by the Company that materially affect financial reporting are summarized in these notes to the financial statements. The Company adopted a new accounting standard in 1995, the effects of which are disclosed in Note 2.

                      MAIC Holdings, Inc. and Subsidiaries

1. ACCOUNTING POLICIES (CONTINUED)

SEGMENT INFORMATION

The Company operates in the United States of America and in only one reportable industry segment, which is providing professional and general liability insurance for physicians and surgeons, dentists, hospitals, and others engaged in the delivery of health care.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all demand deposits and overnight investments to be cash equivalents.

REINSURANCE

Certain premiums are assumed from and ceded to other insurance companies under various reinsurance agreements. The Company cedes reinsurance to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. A significant portion of the reinsurance is effected under reinsurance contracts known as treaties and, in some instances, by negotiation on individual risks.

Reinsurance expense is estimated based on the terms of the respective reinsurance agreements. The estimated expense is continually reviewed and any adjustments which become necessary are included in current operations. Amounts recoverable from reinsurers are estimated in a manner consistent with the loss liability associated with the reinsured policies.

INCOME TAXES

MAIC Holdings, Inc. and its subsidiaries, excluding PROActive Insurance Corporation (PROActive), file a consolidated federal income tax return. PROActive files a separate federal income tax return. Deferred income taxes are provided for temporary differences between financial and income tax reporting relating primarily to unrealized gains on securities, discounting of losses and loss adjustment expenses for income tax reporting and the limitation of the unearned premiums deduction for income tax reporting.

INVESTMENTS

The Company invests only in investment grade securities with the intent at the time of purchase that such securities will be held until maturity. However, recognizing the need for the ability to respond to changes in tax position and in market conditions, management has designated the debt and equity securities included in its investment portfolio as available-for-sale. Securities classified as available-for-sale are carried at market value, and unrealized gains and losses on such available-for-sale securities are excluded from earnings and reported, net of tax effect, in a separate component of stockholders' equity until realized. Real estate is reported at cost, less allowances for depreciation. Short-term investments are reported at cost, which approximates market value.

                      MAIC Holdings, Inc. and Subsidiaries

1. ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS (CONTINUED)

Investment income includes amortization of premium and accretion of discount related to debt securities acquired at other than par value. Debt securities with maturities beyond one year, when purchased, are classified as fixed maturities. Short-term investments, primarily composed of investments in United States Treasury obligations, are stated at cost which approximates market. Realized gains and losses on sales of investments, and declines in value judged to be other-than-temporary, are recognized on the specific identification basis.

Market values for fixed maturity and equity securities are based on quoted market prices, where available. For fixed maturity and equity securities not actively traded, market values are estimated using values obtained from independent pricing services. The carrying amounts reported in the balance sheet for cash and cash equivalents and short-term investments approximate their market values.

INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company owns a twenty-five percent minority interest in Specialty Underwriters Reinsurance Facility, LTD. (SURF), a foreign corporation. SURF ceased operations during 1996 and distributed the majority of its surplus to its owners. The Company received an earnings distribution of approximately $3,628,000. The Company's investment in SURF is recorded at cost plus the Company's percentage of SURF's undistributed earnings less actual earnings distributions.

REAL ESTATE

Property and leasehold improvements are classified as investment real estate. All balances are stated on the basis of cost. Depreciation is computed over their estimated useful lives using the straight-line method. Accumulated depreciation was approximately $3,234,000 and $2,523,000 at December 31, 1996 and 1995, respectively. Rental income and expenses are included in net investment income.

DEFERRED POLICY ACQUISITION COSTS

Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries), are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Unamortized deferred acquisition costs are included in other assets on the consolidated balance sheets and amounted to approximately $4,590,000 and $1,891,000 at December 31, 1996, and 1995, respectively. Amortization of deferred acquisition costs amounted to approximately $11,065,000, $5,450,000, and $1,647,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                      MAIC Holdings, Inc. and Subsidiaries

1. ACCOUNTING POLICIES (CONTINUED)

RECOGNITION OF REVENUES

Insurance premiums are recognized as revenues pro rata over the terms of the policies.

RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The reserve for losses and loss adjustment expenses represents management's best estimates of the ultimate cost of all losses incurred but unpaid. The estimated liability is continually reviewed and any adjustments which become necessary are included in current operations.

PENSION PLANS

The Company has a defined contribution pension plan for employees who are at least 21 years of age and have one or more years of service. The Company funds the plan by contributing an amount equal to 10% of each participant's eligible wages.

Pension plan expense for the years ended December 31, 1996, 1995 and 1994 was approximately $834,000, $518,000, and $499,000, respectively.

EMPLOYEE STOCK PURCHASE PLAN

The Company has a stock purchase plan (the "Plan") for full-time employees who have completed at least one year of employment. The Plan allows each eligible employee to purchase shares of the Company's common stock in the public market and the Company will loan to each participant $.35 for each $.65 deposited in the Plan. The stock purchased with the loaned proceeds vests with the employee at the end of four years. These loans are amortized to expense over the four year vesting period.

MINORITY INTERESTS

During July 1996, MAI Corporation, a wholly-owned subsidiary, purchased 100% of the minority-owned interest of LifeSouth, Inc. (LifeSouth). The purchase resulted in LifeSouth becoming the wholly-owned subsidiary of MAI Corporation. For the year ended December 31, 1995, the equity of minority shareholders in LifeSouth is reported on the consolidated balance sheet as minority interests. Minority interests reflect changes for the respective share of income or loss of LifeSouth attributable to the minority shareholders, the effect of which is also removed from the results of operations of the Company.

EARNINGS PER SHARE

Earnings per share data for 1995 and 1994 have been stated giving retroactive effect for the 6% stock dividends declared in both December of 1996 and 1995 and for the 5% stock dividend declared in December 1994. Weighted average shares for the years ending December 31, 1996 and 1995 were 9,931,276 and 9,930,607, respectively.

                      MAIC Holdings, Inc. and Subsidiaries

1. ACCOUNTING POLICIES (CONTINUED)

CAPITAL RESOURCES

As of December 31, 1996, the Company did not have any material commitments for capital expenditures. The Company continues to have available through a lending institution a line of credit in the amount of $40 million that could be used for additional capital requirements.

RECLASSIFICATIONS

The accompanying 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation. Such reclassifications had no material effect on previously reported financial position, results of operations or cash flows.

LONG-LIVED ASSETS

The Company has considered the effects of FASB Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in accounting for its long-lived assets. The adoption of Statement 121 had no material impact on the consolidated financial statements of the Company.

2. INVESTMENTS

The amortized cost and estimated market value of fixed maturities and equity securities are as follows:

                                                    DECEMBER 31, 1996
                                   -------------------------------------------------------
                                                   GROSS          GROSS          ESTIMATED
                                   AMORTIZED     UNREALIZED    UNREALIZED         MARKET
                                     COST          GAINS         LOSSES            VALUE
                                   -------------------------------------------------------
                                                      (IN THOUSANDS)
U. S. Treasury securities          $ 56,773       $   908       $     86         $ 57,595
State and municipal bonds           306,905         8,986            242          315,649
Corporate bonds                     120,691         2,179            101          122,769
Mortgage-backed securities           67,819           581            145           68,255
Certificates of deposit                 670            --             --              670
                                   --------       -------       --------         --------
Subtotal                            552,858        12,654            574          564,938

Equity Securities                    32,567           651            182           33,036
                                   --------       -------       --------         --------
                                   $585,425       $13,305       $    756         $597,974
                                   ========       =======       ========         ========

                      MAIC Holdings, Inc. and Subsidiaries

2. INVESTMENTS (CONTINUED)

                                                     December 31, 1995
                                    ------------------------------------------------------
                                                   Gross          Gross           Estimated
                                    Amortized    Unrealized     Unrealized          Market
                                      Cost         Gains          Losses            Value
                                    ------------------------------------------------------
                                                       (in thousands)
U. S. Treasury securities           $ 35,981      $ 3,549        $     95         $ 39,435
State and municipal bonds            301,676       12,477             756          313,397
Corporate bonds                       53,618        3,476               5           57,089
Mortgage-backed securities            71,732        2,040             129           73,643
Certificates of deposit                  170           --              --              170
                                    --------      -------        --------         --------
Subtotal                             463,177       21,542             985          483,734

Equity Securities                      6,612            3              --            6,615
                                    --------      -------        --------         --------
                                    $469,789      $21,545        $    985         $490,349
                                    ========      =======        ========         ========


         The amortized cost and estimated market value of fixed maturities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The Company uses the call date as the contractual maturity for prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations.

                                               AMORTIZED      ESTIMATED
                                                  COST       MARKET VALUE
                                               --------------------------
                                                     (IN THOUSANDS)
Due in one year or less                         $ 18,768       $ 18,924
Due after one year through five years            174,483        177,659
Due after five years through ten years           181,483        187,119
Due after ten years                              110,305        112,981
Mortgage-backed securities                        67,819         68,255
                                                --------       --------
                                                $552,858       $564,938
                                                ========       ========

                      MAIC Holdings, Inc. and Subsidiaries

2. INVESTMENTS (CONTINUED)

         Excluding investments in bonds and notes of the United States Government, United States Government agency or prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations, no investment in any person or its affiliates exceeded 10% of stockholders' equity at December 31, 1996. Amounts of investment income by investment category are as follows:

                                                 YEAR ENDED DECEMBER 31
                                           1996           1995           1994
                                         ---------------------------------------
                                                     (IN THOUSANDS)
Fixed maturities                         $ 30,437       $ 29,452       $ 20,562
Real estate                                 1,330          1,214          1,280
Short-term investments                      1,581            372          2,609
Other                                         836            564            333
                                         --------       --------       --------
                                           34,184         31,602         24,784
Investment expenses                        (2,070)        (2,020)        (1,712)
                                         --------       --------       --------
Net investment income                    $ 32,114       $ 29,582       $ 23,072
                                         ========       ========       ========

         Gross gains and losses from sales of available for sale securities are included in other income as follows:

                                                           YEAR ENDED DECEMBER 31
                                                          1996       1995     1994
                                                        ---------------------------
                                                               (IN THOUSANDS)
Gross gains                                             $ 2,082    $ 3,722    $ 236
Gross losses                                               (550)      (325)     (10)
                                                        -------    -------    -----
Net gains from sales of available for sale securities   $ 1,532    $ 3,397    $ 226
                                                        =======    =======    =====

Proceeds from sales of investments in available for sale securities were $83,396,000, $92,994,000 and $18,730,000, during 1996, 1995 and 1994, respectively. Realized investments gains and losses are determined using the specific identification basis.

3. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

The Company's insurance subsidiaries are required to file statutory financial statements with state insurance regulatory authorities. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. Differences between financial statement net income and statutory net income are principally due to: (a) policy acquisition costs which are deferred under generally accepted accounting principles, but expensed for statutory purposes; (b) subsidiaries which are consolidated for generally accepted accounting principles, but are accounted for using the equity method for statutory purposes with the annual change in the equity charged or credited directly to capital rather than entering into the determination of net income; and (c) deferred income taxes which are recorded under generally accepted accounting principles but not for statutory purposes.

                      MAIC Holdings, Inc. and Subsidiaries

3. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS (CONTINUED)

At December 31, 1996 and 1995, statutory capital for each company was sufficient to satisfy regulatory requirements. Amounts of statutory capital by insurance subsidiary are as follows:

                                                                DECEMBER 31
                                                             1996         1995
                                                           ---------------------
                                                               (IN THOUSANDS)
Mutual Assurance, Inc.                                     $145,181     $107,835
Medical Assurance of West Virginia, Inc.                      5,108       16,817
Physicians Insurance Company of Indiana, Inc.                13,179        9,908
PROActive Insurance Corporation                               3,698        3,555
Missouri Medical Insurance Company                           20,589           --

Amounts of statutory net income (loss) for the twelve months ended December 31, 1996, 1995 and 1994 by insurance subsidiary are as follows:

                                                       YEAR ENDED DECEMBER 31
                                                     1996        1995      1994
                                                   -----------------------------
                                                           (IN THOUSANDS)
Mutual Assurance, Inc.                             $ 25,809    $18,468   $22,000
Medical Assurance of West Virginia, Inc.              1,932        584       290
Physicians Insurance Company of Indiana, Inc.          (410)       833        --
PROActive Insurance Corporation                         167        224       469
Missouri Medical Insurance Company                    3,886         --        --

Consolidated retained earnings is composed primarily of subsidiaries' retained earnings. Each insurance company is restricted under the applicable State Insurance Code as to the amount of dividends it may pay without regulatory consent. In 1997, the insurance subsidiaries can pay dividends in the aggregate up to approximately $30 million without regulatory consent.

4. REINSURANCE

The effect of reinsurance on premiums written and earned in 1996 was as follows:

                                                           PREMIUMS
                                                  WRITTEN              EARNED
                                                  ----------------------------
                                                         (IN THOUSANDS)
Direct                                            $126,159            $118,211
Assumed                                             11,681              15,951
Ceded                                               31,879)            (29,644)
                                                  --------            --------
Net premiums                                      $105,961            $104,518
                                                  ========            ========

                      MAIC Holdings, Inc. and Subsidiaries

4. REINSURANCE (CONTINUED)

         Reinsurance contracts do not relieve the Company from its obligations to policyholders. A contingent liability exists with respect to reinsurance ceded to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. The Company continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

         The Company only cedes risks to reinsurers whom the Company believes to be financially sound. At December 31, 1996, all reinsurance recoverables are considered collectible; the amounts as shown in the accompanying consolidated balance sheets approximate the fair value of the amounts recoverable from reinsurers. As required by the various state insurance laws, reinsurance recoverables totaling approximately $21 million are collateralized by letters of credit or funds withheld.

5. INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                  DECEMBER 31
                                                               1996        1995
                                                             -------------------
                                                                (IN THOUSANDS)
Deferred tax liabilities:
  Adjustment to net unrealized gains on investments          $ 4,392     $ 7,196
  Deferred acquisition costs                                   1,544         364
  Other                                                        1,171         336
                                                             -------     -------
  Total deferred tax liabilities                               7,107       7,896

Deferred tax assets:
  Unpaid loss discount                                        38,618      33,424
  Unearned premium adjustment                                  3,136       2,335
  Other                                                        1,485       1,477
                                                             -------     -------
Total deferred tax assets                                     43,239      37,236
                                                             -------     -------
Net deferred tax assets                                      $36,132     $29,340
                                                             =======     =======

The Company is required to establish a "valuation allowance" for any portion of the deferred tax asset that management believes will not be realized. In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets, and therefore, no such valuation allowance has been established.

                      MAIC Holdings, Inc. and Subsidiaries

5. INCOME TAXES (CONTINUED)

Differences between income tax computed by applying the federal income tax rate of 35% to income before income taxes and income tax expense in the financial statements are as follows:

                                                    YEAR ENDED DECEMBER 31
                                                 1996        1995        1994
                                               ---------------------------------
                                                        (IN THOUSANDS)
Computed "expected" tax expense                $ 14,305    $ 13,560    $ 10,940
Tax-exempt municipal and state bond income       (4,766)     (4,611)     (4,569)
Other                                                98          43         (12)
                                               --------    --------    --------
Total                                          $  9,637    $  8,992    $  6,359
                                               ========    ========    ========

6. COMMITMENTS AND CONTINGENCIES

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

7. STOCK TRANSACTIONS

On December 4, 1996 and December 14, 1995, the Board of Directors declared 6% stock dividends. On December 15, 1994, the Board of Directors declared a 5% stock dividend. Cash was paid to shareholders for fractional shares. Earnings per share data for 1996, 1995 and 1994 have been stated as if all of the above dividends had been declared on January 1, 1994.

The Board of Directors of MAIC Holdings, Inc. has reserved 750,000 shares of common stock for issuance in accordance with the Mutual Assurance Stock Award Plan assumed by MAIC Holdings, Inc. Under the terms of the Plan, shares of MAIC Holdings, Inc. stock are available to be awarded to key employees of MAIC Holdings, Inc. and its subsidiaries. As of December 31, 1996, there were 1,645 shares issued under the Plan. There were no shares issued under the plan as of December 31, 1995.

                      MAIC Holdings, Inc. and Subsidiaries

8. BUSINESS EXPANSION

During 1996, 1995 and 1994, the Company completed the following business combinations:

                                                                                      Accounting
Date            Company                                              Location         Treatment
------------------------------------------------------------------------------------------------
January 1994    Medical Assurance of West Virginia, Inc.             West Virginia    Purchase
January 1995    Physicians Insurance Company of Indiana, Inc.        Indiana          Purchase
December 1996   MOMED Holding Company                                Missouri         Purchase

The purchase price paid for the acquisition of Physicians Insurance Company of Indiana, Inc. after eight years, may be modified by an amount up to $1,000,000 to be paid by the purchaser or the seller based on the loss experience of Physicians Insurance Company of Indiana, Inc. During July 1995 the Company acquired the recurring medical professional insurance business of Physicians Insurance Company of Ohio and its subsidiary. The value of the business acquired is included in other assets.

During July 1996, MAI Corporation, a wholly-owned subsidiary, purchased 100% of the minority-owned interest of LifeSouth, resulting in LifeSouth becoming a wholly-owned subsidiary of MAI Corporation.

Total consideration paid for the 1996, 1995 and 1994 business expansion transactions was approximately $33,600,000, including 376,359 shares of the Company's stock issued as part of the 1996 purchase of MOMED Holding Company (MOMED). The transactions were not material individually or in the aggregate to the assets, stockholders' equity or operations of the Company. Intangible assets recorded in connection with the above transactions totaled $6,535,000 and are being amortized over periods ranging from 10 to 20 years. The related accumulated amortization at December 31, 1996, is approximately $1,397,000.

The business combination of MOMED was effective December 20, 1996; however, MOMED operations for the period December 20, 1996 through December 31, 1996 were considered immaterial for inclusion in the Company's consolidated statement of income. The following summary information presents the consolidated results of MOMED and its subsidiaries, including its primary subsidiary Missouri Medical Insurance Company, for the years ending December 31, 1996 and 1995. The summary information does not necessarily reflect the results of operations as they actually would have been if the acquisition had occurred at the beginning of the periods presented or of results which may occur in the future.

                      MAIC Holdings, Inc. and Subsidiaries

8. BUSINESS EXPANSION (CONTINUED)

                                                          YEAR ENDED DECEMBER 31
                                                          ----------------------
                                                            1996          1995
                                                              (IN THOUSANDS)
Revenues:
  Net premiums earned                                     $ 11,208     $ 11,666
  Net investment income                                      4,336        4,236
  Other income                                                 217          785
                                                          --------     --------
Total revenues                                              15,761       16,687

Expenses:
  Net losses and loss adjustment expenses                    6,720       10,734
  Underwriting, acquisition and insurance expenses           2,818        2,682
                                                          --------     --------
Total expenses                                               9,538       13,416
                                                          --------     --------
Income before income taxes                                   6,223        3,271

Provision for income taxes:
  Current expense                                            1,721          483
  Deferred expense (benefit)                                   169       (1,289)
                                                          --------     --------
                                                             1,890         (806)
                                                          --------     --------
Net Income                                                $  4,333     $  4,077
                                                          ========     ========

Selected balance sheet information for MOMED at December 31, 1996 and 1995 is as follows:

                                                                DECEMBER 31
                                                             1996          1995
                                                           ---------------------
                                                               (IN THOUSANDS)
Total investments                                          $73,616       $72,504
Other assets                                                18,280         8,771
                                                           -------       -------
Total assets                                                91,896        81,275
                                                           =======       =======

Total policy liabilities                                    68,730        61,679
Other liabilities                                            3,729         1,981
                                                           -------       -------
Total liabilities                                           72,459        63,660

Stockholders' equity                                        19,437        17,615
                                                           -------       -------
Total liabilities and stockholders' equity                 $91,896       $81,275
                                                           =======       =======

                      MAIC Holdings, Inc. and Subsidiaries

9. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the reserve for losses and loss adjustment expenses (reserves) is summarized as follows:

                                                YEAR ENDED DECEMBER 31
                                        ----------------------------------------
                                           1996           1995           1994
                                                    (IN THOUSANDS)
Balance at January 1                    $ 432,945      $ 356,000      $ 312,333
Less reinsurance recoverables              80,468         60,245         39,012
                                        ---------      ---------      ---------
Net balance at January 1                  352,477        295,755        273,321

Incurred related to:
  Current year                            100,186         81,152         64,931
  Prior years                             (27,427)       (27,510)       (21,044)
                                        ---------      ---------      ---------
Total Incurred                             72,759         53,642         43,887

Paid related to:
  Current year                             (3,468)        (7,706)        (4,655)
  Prior years                             (27,361)       (24,185)       (22,417)
                                        ---------      ---------      ---------
Total paid                                (30,829)       (31,891)       (27,072)
Reserves of entity acquired                45,643         34,971          5,619
                                        ---------      ---------      ---------
Net balance at December 31                440,050        352,477        295,755
Plus reinsurance recoverables             108,692         80,468         60,245
                                        ---------      ---------      ---------
Balance at December 31                  $ 548,742      $ 432,945      $ 356,000
                                        =========      =========      =========

The reserves were evaluated by independent consulting actuaries and reflect consideration of prior loss experience and changes in the frequency and severity of claims. Actual incurred losses may vary from estimated amounts due to the inherent difficulty in estimating development of long-tailed lines of business. However, the Company's management believes its actual incurred losses and loss adjustment expenses will not vary significantly from estimated amounts included in the accompanying financial statements.

The Company's management believes the unearned premiums under contracts, together with the related anticipated investment income to be earned, is adequate to discharge the related contract liabilities.

                      MAIC Holdings, Inc. and Subsidiaries

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for 1996 and 1995:

                                                        1996
                                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                     1ST          2ND         3RD          4TH
                                  ------------------------------------------------
Net premiums earned                $21,078      $20,833     $29,514      $33,093
Net investment income                8,723        7,196       7,869        8,326
Other income                           459          865         332        1,053
Net income                           6,856        7,661       7,831        8,801
Earnings per share                     .69          .77         .79          .89

                                                        1995
                                   (Thousands of dollars, except per share amounts)
                                   ------------------------------------------------
                                       1st         2nd         3rd         4th
Net premiums earned                  $17,835     $18,442     $19,210     $20,466
Net investment income                  6,998       7,610       7,380       7,595
Other income                             515       1,508       1,415       1,300
Net income                             6,034       7,231       8,070       8,327
Earnings per share                       .61         .73         .81         .84

Quarterly earnings per share data for 1996 and 1995 have been restated giving retroactive effect as if the 1996 and 1995 dividends had been declared on January 1, 1995. The sum of the above amounts may vary from the annual amounts because of rounding.

                      MAIC HOLDINGS, INC. AND SUBSIDIARIES
                SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                               December 31, 1996
                             (dollars in thousands)

                                                Cost or               Amount at Which
                                               Amortized     Market     Shown in the
Type of Investment                                Cost       Value      Balance Sheet
-------------------------------------------------------------------------------------
Fixed Maturities:
 Bonds:
  U.S. Treasury Securities .................    $ 56,773    $ 57,595      $ 57,595
  State and municipal bonds ................     306,905     315,649       315,649
  Corporate bonds ..........................     120,691     122,769       122,769
  Mortgage-backed securities ...............      67,819      68,255        68,255
  Certificates of deposit ..................         670         670           670
                                                --------    --------      --------
    Total fixed maturities .................     552,858    $564,938       564,938
                                                --------    ========      --------
Equity securities ..........................      32,567    $ 33,036        33,036
                                                            ========
Investment in unconsolidated affiliate .....          30                        30 (a)
Real estate, net ...........................      12,352                    12,352
Short-term investments .....................      56,403                    56,403
                                                --------                  --------
    Total investments ......................    $654,210                  $666,759
                                                ========                  ========

(a) Represents equity in undistributed net income.

                      MAIC HOLDINGS, INC. AND SUBSIDIARIES
          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           December 31, 1996 and 1995
                             (dollars in thousands)

CONDENSED BALANCE SHEET

                                                                  December 31
                                                                1996       1995
                                                              --------   --------
Assets Short-term investments                                 $  5,141   $ 10,000
Investment in subsidiaries -- at equity                        238,925    193,912
Receivable from subsidiaries                                    17,318      5,092
Cash                                                               635         --
Other assets                                                       619         26
                                                              --------   --------
                                                              $262,638   $209,030
                                                              ========   ========

Liabilities and stockholders' equity

Capital contribution payable to subsidiary                    $ 17,243   $  3,000
Other liabilities                                                  830         --
                                                              --------   --------
                                                                18,073      3,000

Stockholders' equity
  Common stock                                                  10,339      9,377
  Other stockholders' equity, including unrealized
     gains or losses on securities of subsidiaries             234,226    196,653
                                                              --------   --------
Total stockholders' equity                                    $244,565   $206,030
                                                              --------   --------
                                                              $262,638   $209,030
                                                              ========   ========

CONDENSED STATEMENT OF INCOME

                                                                                           Period
                                                                                     September 1, 1995
                                                                                     (date operations
                                                                   Year Ended          began) through
                                                               December 31, 1996     December 31, 1995
                                                               -----------------     -----------------
Revenues:
Investment income                                                   $    549               $    25
Other income                                                              13                    --
                                                                    --------               -------
                                                                         562                    25

Expenses:
Other expenses                                                           948                    --
                                                                    --------               -------
                                                                         948                    --
                                                                    --------               -------
Income (loss) before income taxes and equity in
  undistributed net income of subsidiaries                              (386)                   25
Federal and state income tax                                              22                    --
                                                                    --------               -------
Income (loss) before equity in undistributed net income of
  subsidiaries                                                          (408)                   25
Equity in undistributed net income of subsidiaries                    31,557                13,837
                                                                    --------               -------
Net income                                                          $ 31,149               $13,862
                                                                    ========               =======

                      MAIC HOLDINGS, INC. AND SUBSIDIARIES
          SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           December 31, 1996 and 1995
                             (dollars in thousands)

CONDENSED STATEMENTS OF CASH FLOWS

                                                          Year Ended December 31
                                                             1996        1995
                                                          ---------    --------
Cash from Operating Activities                            $     (53)   $     --

Investing activities Cash received from subsidiaries          3,628      10,000
  Purchases of short-term investments                      (143,076)    (10,000)
  Proceeds from sale of short-term investments              147,935          --
  Purchase of subsidiary                                     (6,306)         --
  Capital contribution to subsidiaries                       (3,600)         --
  Other                                                       2,141          --
                                                          ---------    --------
                                                                722          --

Financing activities Dividends paid                             (34)         --
                                                          ---------    --------
                                                                (34)         --
                                                          ---------    --------

Increase in cash                                          $     635    $     --
                                                          =========    ========

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

In the parent-only financial statements, the Company's investment in subsidiaries is stated at cost plus in undistributed earnings of subsidiaries since the date of acquisition. The Company's share of net inc unconsolidated subsidiaries is included in consolidated income using the equity method. The parent-only statements should be read in conjunction with the Company's consolidated financial statements.

2. Related Party Transactions

As part of the 1995 plan of exchange and reorganization, Mutual Assurance transferred all of its ownersh Medical Assurance of West Virginia, Inc., SURF and Physicians Insurance Company of Indiana, Inc. to the Company. Additionally, Mutual Assurance committed to transfer approximately $15 million of cash to the Company, of which $10 million was transferred during 1995 and $5 million during 1996. The Company has re the following capital contributions receivable (payable) with related parties:

                                                    December 31     December 31
                                                        1996            1995
                                                    ------------    -----------
Physicians Insurance Company of Indiana, Inc.       $ (3,600,000)   $(3,000,000)
Medical Assurance of West Virginia, Inc.              13,643,000             --
Mutual Assurance, Inc.                               (13,643,000)            --
                                                    ------------    -----------
                                                    $ (3,600,000)   $(3,000,000)
                                                    ============    ===========

The 1995 capital contribution to Physicians Insurance Company of Indiana, Inc. was paid during 1996. Dur SURF distributed approximately $3,628,000 in earnings to the Company.

                      MAIC HOLDINGS, INC. AND SUBSIDIARIES
              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                 Years ended December 31, 1996, 1995, and 1994.
                             (dollars in thousands)

                                                        1996       1995       1994
                                                      ------------------------------
Deferred policy acquisition costs ................... $  4,590   $  1,891   $    641
Reserve for losses and loss adjustment expense ......  548,742    432,945    356,000
Unearned premiums ...................................   54,920     47,319     25,572
Net premiums earned .................................  104,518     75,953     61,426
Premiums assumed from other companies ...............   11,681      6,646        562
Net investment income ...............................   32,114     29,582     23,072
Net losses and loss adjustment expenses .............   72,759     53,642     43,887
Underwriting, acquisition and insurance expenses:
  Amortization of deferred policy acquisition costs..   11,065      5,450      1,647
  Other underwriting, acquisition
    and insurance expenses ..........................   14,664     12,446      8,815
Net premiums written ................................  105,961     85,101     61,878

                      MAIC HOLDINGS, INC. AND SUBSIDIARIES
                           SCHEDULE IV -- REINSURANCE
                 Years ended December 31, 1996, 1995, and 1994
                             (dollars in thousands)

                                            1996           1995           1994
                                         ----------------------------------------
PROPERTY & CASUALTY
Earned premiums before reinsurance       $ 118,211       $ 87,870       $ 69,748
Reinsurance expense                        (29,644)       (18,561)       (11,845)
Assumed from other companies                15,951          6,646            562
                                         ---------       --------       --------

    Net premiums earned                  $ 104,518       $ 75,955       $ 58,465
                                         =========       ========       ========

Percentage of amount assumed to net          15.26%          8.75%          0.96%
                                         =========       ========       ========

ACCIDENT AND HEALTH
Gross premiums earned                    $       0 (b)   $      1 (b)   $  2,972 (a)
Ceded to other companies                         0             (3)           (10)
Assumed from other companies                     0              0              0
                                         ---------       --------       --------

    Net premiums earned                  $       0       $     (2)      $  2,962
                                         =========       ========       ========

Percentage of amount assumed to net           0.00%          0.00%          0.00%
                                         =========       ========       ========

OTHER
Gross premiums earned                            0              0              0
Ceded to other companies                         0              0              0
Assumed from other companies                     0              0              0
                                         ---------       --------       --------

    Net premiums earned                  $       0       $      0       $      0
                                         =========       ========       ========

Percentage of amount assumed to be net        0.00%          0.00%          0.00%
                                         =========       ========       ========

Total net premiums earned                $ 104,518       $ 75,953       $ 61,427
                                         =========       ========       ========

(a) Intercompany premiums of $816,763 for the year ended December 31, 1994 have been eliminated.

(b) During first quarter 1995, PROActive Insurance Corporation discontinued its operations.

                      MAIC HOLDINGS, INC. AND SUBSIDIARIES
    SCHEDULE VI -- SUPPLEMENTARY PROPERTY AND CASUALTY INSURANCE INFORMATION
                 Years ended December 31, 1996, 1995, and 1994
                             (dollars in thousands)

                                                              1996          1995         1994
                                                           ------------------------------------
Deferred policy acquisition costs ......................   $   4,590    $   1,891    $     641
Reserve for losses and loss adjustment expenses ........     548,732      432,937      355,735
Unearned premiums ......................................      54,920       47,319       25,572
Net premiums earned ....................................     104,518       75,955       58,585
Net investment income ..................................      31,129       29,317       23,255
Losses and loss adjustment expenses incurred
  related to current year, net of reinsurance ..........     100,186       81,087       62,389
Losses and loss adjustment expenses incurred
  related to prior year, net of reinsurance ............     (27,427)     (27,389)     (20,948)
Amortization of deferred policy acquisition costs ......      11,065        5,450        1,647
Paid losses and loss adjustment expenses related to
  current year losses, net of reinsurance ..............       3,468        7,589        2,866
Paid losses and loss adjustment expenses related to
  prior year losses, net of reinsurance ................      27,415       24,102       21,295

                                  EXHIBIT INDEX

Exhibit
Number                          Description                                      Page
------                          -----------                                      ----
3.1               Certificate of Incorporation of MAIC Holdings, Inc. (3)

3.2               Bylaws of MAIC Holdings, Inc. (3)

4                 Specimen of Common Stock Certificate of MAIC Holdings, Inc.
                  (3)

4.1               Agreement and Plan of Exchange by and between Mutual
                  Assurance, Inc. and MAIC Holdings, Inc., a Delaware corporation, dated February 21, 1995 (3)

4.2 Certificate of Adoption of the Plan of Exchange as approved by the Commissioner of Insurance of Alabama and filed with the Secretary of State of Alabama on August 31, 1995 (6)

10.1              Employment Agreement between A. Derrill Crowe, M.D. and Mutual
                  Assurance, Inc., including amendments (1)

10.2              Employment Agreement between Bradley DeMonbrun, Ltd. and MOMED
                  Holding Co., including amendments (8)

10.3 MAIC Holdings, Inc. Incentive Compensation Plan (formerly known as the Mutual Assurance, Inc. 1995 Stock Award Plan) (3)

10.4              MOMED Holding Co. Principal Financial Group Defined Benefit
                  Plan (8)

10.5              MOMED Holding Co. Principal Financial Group 401(k) Plan (8)

10.6 Agreement between the Medical Association of the State of Alabama and Mutual Assurance Society of Alabama dated July 1,
                  1977 (1)

Exhibit
Number                          Description                                      Page
------                          -----------                                      ----
10.7              Endorsement and Marketing Agreement by and between Mutual
                  Assurance, Inc., West Virginia Health Services, Inc., a West
                  Virginia corporation wholly-owned by West Virginia Hospital
                  Association, a West Virginia non-profit corporation, and West
                  Virginia Hospital Insurance Company, a West Virginia insurance company, dated January 1, 1994 (2)

10.8              Endorsement and Marketing Agreement by and between Medical
                  Assurance of West Virginia, Inc., a West Virginia insurance corporation and subsidiary of Mutual Assurance, Inc., and the West Virginia State Medical Association, a West Virginia non-profit corporation dated December 1, 1994 (2)

10.9              Stock Purchase Agreement by and between Mutual Assurance, Inc.
                  and Indiana State Medical Association, an Indiana non-profit corporation and Physicians Insurance Company of Indiana, an Indiana insurance company effective as of January 1, 1995 (2)

10.10             The Agreement for Purchase and Sale of Assets among Physicians
                  Insurance Company of Ohio and The Professionals Insurance
                  Company, as sellers, and Mutual Assurance, Inc., as purchaser, dated July 14, 1995 (4)

10.11             Reinsurance Treaty between Physicians Insurance Company of
                  Ohio and Mutual Assurance, Inc., effective as of July 16, 1995
                  (4)

10.12             Management Agreement between Physicians Insurance Company of
                  Ohio and Mutual Assurance, Inc., dated July 16, 1995 (4)

10.13             Escrow Agreement among Physicians Insurance Company of Ohio,
                  Mutual Assurance, Inc., and SouthTrust Bank of Alabama,
                  National Association effective as of July 16, 1995 (5)

Exhibit
Number                          Description                                      Page
------                          -----------                                      ----
10.14             Endorsement, Marketing and Sponsorship Agreement effective as of January 1, 1995 between Physicians Insurance Company of
                  Indiana and The Indiana State Medical Association (6)

10.15             Stock Purchase Agreement between Mutual Assurance, Inc. and
                  Physicians Insurance Company of Michigan effective as of May
                  2, 1995 (6)

10.16             Stock Purchase Agreement between Mutual Assurance, Inc. and
                  Physicians Insurance Company of Ohio effective as of May 12,
                  1995 (6)

10.17             Credit Agreement dated as of December 15, 1995, between MAIC
                  Holdings, Inc. and SouthTrust Bank of Alabama, National
                  Association (6)

10.18             Amendment and Assumption Agreement by and between Mutual
                  Assurance, Inc. and MAIC Holdings, Inc. dated April 8, 1996
                  (7)

10.19             Agreement and Plan of Merger between MOMED Holding Co., MAIC
                  Holdings, Inc., and MOMED Acquisition, Inc., dated June 11,
                  1996 (8)

10.20             Nomination Agreement between MOMED Holding Co. and Missouri
                  State Medical Association dated July 21, 1994 (8)

10.21             Reciprocal Assistance Agreement between Missouri Medical
                  Insurance Company, a Missouri corporation and the Missouri
                  State Medical Association, a Missouri non-profit corporation, dated July 21, 1994 (8)

10.22 License Agreement between Missouri Medical Insurance Company, a Missouri corporation, and the Missouri State Medical
                  Association, a Missouri non-profit corporation, dated July 21, 1994 (8)

Exhibit
Number                          Description                                      Page
------                          -----------                                      ----
10.23             First Amended and Restated MOMED Holding Co. Self-Insured
                  Directors and Officers Liability Trust Agreement between MOMED
                  Holding Co., a Missouri corporation; its subsidiaries; and
                  Boatmen's Trust Company, a trust company organized under the laws of Missouri, dated May 7, 1993 (8)

10.24             Nomination Agreement between MOMED Holding Co. and MAIC
                  Holdings, Inc. dated December 10, 1996

21                Subsidiaries of MAIC Holdings, Inc.

23                Consent of Ernst & Young LLP

27                Financial Data Schedule (for SEC use only)

(1) Filed as an exhibit to Mutual Assurance's Registration Statement on Form S-1 (Commission File No. 33-35223) and incorporated herein by the reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(2) Filed as an exhibit to Mutual Assurance's Form 10-K for the year ended December 31, 1994 (Commission File No. 0-19439) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(3) Filed as an exhibit to MAIC Holdings' Registration Statement on Form S-4 (Commission File No. 33-91508) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(4) Filed as an exhibit to Mutual Assurance's Form 8-K for event occurring July 14, 1995, and incorporated herein by this reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(5) Filed as an exhibit to Mutual Assurance's Form 8-K for event occurring August 28, 1995, and incorporated herein by this reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(6) Filed as an exhibit to MAIC Holdings' Form 10-K for the year ended December 31, 1995 (Commission File No. 0-19439) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(7) Filed as an exhibit to MAIC Holdings' Proxy Statement for the 1996 Annual Meeting (Commission File No. 0-19439) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(8) Filed as an exhibit to MAIC Holdings Registration Statement on Form S-4 (Commission File No. 333-13465) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.