Form 10-Q
period 1997-03-31
MAIC HOLDINGS INC
filed 1997-05-12
CIK 944492

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number 0-19439


                               MAIC Holdings, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Alabama                                      63-0720042
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation of organization)

100 Brookwood Place, Birmingham, AL                        35209
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


As of March 31 1997, there were 10,261,285 shares of the registrant's common stock outstanding.

                                Table of Contents



Part I - Financial Information

   Item l. Condensed Consolidated Financial Statements (Unaudited) of MAIC Holdings, Inc. and Subsidiaries

             Condensed Consolidated Balance Sheets...............................3

             Condensed Consolidated Statements of Income.........................4

             Condensed Consolidated Statements of Cash Flows.....................5

             Notes to Condensed Consolidated Financial Statements................6

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations.......................8

Part II - Other Information

   Item 6.   Exhibits and Reports on Form 8-K...................................11

Signatures......................................................................11

                      MAIC Holdings, Inc. and Subsidiaries

                Condensed Consolidated Balance Sheets (Unaudited)
                        (in thousands, except share data)

                                                                    MARCH 31   DECEMBER 31
                                                                      1997         1996
                                                                   -----------------------
ASSETS

Investments:
   Fixed maturities available for sale, at market value            $ 571,030    $ 564,938
   Equity securities available for sale, at market value              31,688       33,036
   Real estate, net                                                   12,406       12,352
   Investment in unconsolidated affiliate                                 30           30
   Short-term investments                                             47,364       56,403
                                                                   ---------    ---------
Total investments                                                    662,518      666,759
Cash and cash equivalents                                             21,638       14,033
Premiums receivable                                                   62,784       33,896
Receivable from reinsurers                                           120,971      108,692
Prepaid reinsurance premiums                                          16,004       14,152
Deferred taxes                                                        40,140       36,132
Other assets                                                          30,624       31,644
                                                                   ---------    ---------
                                                                   $ 954,679    $ 905,308
                                                                   =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Policy liabilities and accruals:
     Reserve for losses and loss adjustment expenses               $ 571,497    $ 548,742
     Unearned premiums                                                68,590       54,920
     Reinsurance premiums payable                                     44,046       31,789
                                                                   ---------    ---------
   Total policy liabilities                                          684,133      635,451
   Income taxes payable                                                5,245        2,852
   Other liabilities                                                  19,280       22,440
                                                                   ---------    ---------
Total liabilities                                                    708,658      660,743

Commitments and contingencies                                             --           --

Stockholders' equity:
   Common stock, par value $1 per share; 100,000,000
      shares authorized;10,339,399 and 10,339,245                     10,339       10,339
      shares issued, respectively
   Additional paid-in capital                                        123,223      123,218
   Net unrealized gains on securities available for sale, net of
     deferred taxes of $1,010 and $4,392, respectively                 1,875        8,157
   Retained earnings                                                 111,441      103,027
                                                                   ---------    ---------
                                                                     246,878      244,741
    Less treasury stock at cost, 78,114 and 57,214 shares,
     respectively                                                       (857)        (176)
                                                                   ---------    ---------
Total stockholders' equity                                           246,021      244,565
                                                                   ---------    ---------
                                                                   $ 954,679    $ 905,308
                                                                   =========    =========

See accompanying notes.

                      MAIC Holdings, Inc. and Subsidiaries

             Condensed Consolidated Statements of Income (Unaudited)
                      (in thousands, except per share data)

                                                            Three months ended
                                                                 March 31
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
Revenues:
   Direct and assumed premiums written                     $ 52,090    $ 42,598
                                                           ========    ========

   Premiums earned                                         $ 37,117    $ 29,019
   Premiums ceded                                            (8,715)     (7,941)
                                                           --------    --------
   Net premiums earned                                       28,402      21,078
   Net investment income                                      9,458       8,723
   Other income                                                 611         459
                                                           --------    --------
Total revenues                                               38,471      30,260

Expenses:
   Losses and loss adjustment expenses                       30,175      25,407
   Reinsurance recoveries                                    (9,938)     (9,375)
                                                           --------    --------
   Net losses and loss adjustment expenses                   20,237      16,032
   Underwriting, acquisition and insurance expenses           7,141       5,734
                                                           --------    --------
Total expenses                                               27,378      21,766
                                                           --------    --------
Income before income taxes and minority interests            11,093       8,494

Provision for income taxes:
   Current expense                                            3,305       2,671
   Deferred (benefit)                                          (626)     (1,066)
                                                           --------    --------
                                                              2,679       1,605
                                                           --------    --------
Income before minority interests                              8,414       6,889

Minority interests                                               --         (33)
                                                           --------    --------
Net income                                                 $  8,414    $  6,856
                                                           ========    ========

Earnings per share:
   Net Income                                              $   0.82    $   0.69
                                                           ========    ========

Weighted average number of common shares
   outstanding                                               10,274       9,931
                                                           ========    ========


See accompanying notes.

                      MAIC Holdings, Inc. and Subsidiaries

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)


                                                              Three Months Ended
                                                                   March 31
                                                             --------------------
                                                               1997        1996
                                                             --------    --------
OPERATING ACTIVITIES
Net Income                                                   $  8,414    $  6,856
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                 349         299
     Amortization                                                (733)        875
     Net realized gain on sale of investments                    (198)       (182)
     Deferred income taxes (benefit)                             (626)     (1,066)
     Other                                                          5         (78)
     Changes in assets and liabilities:
       Premiums receivable                                    (28,888)    (14,788)
       Income taxes receivable/payable                          2,393       3,113
       Receivable from reinsurers                             (12,279)     (9,083)
       Prepaid reinsurance premiums                            (1,852)    (11,287)
       Other assets                                             2,066        (567)
       Reserve for losses and loss adjustment expenses         22,755      14,372
       Unearned premiums                                       13,670      18,802
       Reinsurance premiums payable                            12,257       6,216
       Other liabilities                                       (3,160)      2,135
                                                             --------    --------
Net cash provided by operating activities                      14,173      15,617

INVESTING ACTIVITIES
Purchases of fixed maturities available for sale              (39,167)    (42,662)
Purchases of equity securities available for sale              (2,827)     (2,118)
Proceeds from sale or maturities of fixed
   maturities available for sale                               23,818      23,337
Proceeds from sale of equity securities available for sale      3,656       1,000
Net decrease in short-term investments                          9,100       9,620
Other                                                            (467)       (204)
                                                             --------    --------
Net cash used in investing activities                          (5,887)    (11,027)

FINANCING ACTIVITIES
Purchase of treasury stock                                       (681)         --
                                                             --------    --------
Net cash used by financing activities                            (681)         --
                                                             --------    --------
Increase in cash and cash equivalents                           7,605       4,590

Cash and cash equivalents at beginning of period               14,033       4,238
                                                             --------    --------
Cash and cash equivalents at end of period                   $ 21,638    $  8,828
                                                             ========    ========


See accompanying notes.

                      MAIC Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of MAIC Holdings, Inc. and its subsidiaries, together referred to as the Company. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjust ments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the December 31, 1996 audited consolidated financial statements and accompanying notes.

At December 31, 1996, MAIC Holdings, Inc. had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At March 31, 1997, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

2. INCOME TAXES

Income tax expense differs from the normal relationship to financial statement income principally because of tax-exempt interest income.

3. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The reserves for losses and loss adjustment expenses represent management's best estimate of the ultimate cost of all losses incurred but unpaid. Incurred losses and loss adjustment expenses for the three month periods ending March 31, 1997 and 1996 were principally based on the application of an expected loss ratio to premiums earned. These loss ratios take into consideration prior loss experience, loss trends, the Company's loss retention levels, changes in frequency and severity of claims and rates charged.

4. INVESTMENTS

Proceeds from sales of investments in fixed maturities available for sale were $10,804,000 and $11,028,000 for the three months ended March 31, 1997 and 1996, respectively. Gross realized gains on such sales were $198,000 and $182,000 at March 31, 1997 and 1996, respectively; there were no gross realized losses on such sales at March 31, 1997 and 1996. Realized gains and losses are included as a component of other income.

                      MAIC Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


4. INVESTMENTS (CONTINUED)

The amortized cost of fixed maturities and equity securities available for sale was $599,833,000 and $585,425,000 at March 31, 1997 and December 31, 1996,
respectively.

5. EARNINGS PER SHARE

On December 4, 1996 the Board of Directors declared a 6% stock dividend. Cash was paid to shareholders for fractional shares. Earnings per share data for 1996 has been restated as if the above dividend had been declared on January 1, 1996. Shares issued as part of the Company's December 1996 purchase of MOMED Holding Company affect only the 1997 earnings computation.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per share, which is required to be adopted on December 31, 1997. The Statement requires a change in the method currently used to compute earnings per share and the restatement of all prior periods disclosed. The Company does not expect Statement 128 to materially affect the Company's earnings per share as disclosed in the accompanying financial statements.

6. DEFERRED POLICY ACQUISITION COSTS

Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Amortization of deferred acquisition costs amounted to approximately $2,977,000 and $2,115,000 for the three months ended March 31, 1997 and 1996, respectively.

7. COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal actions arising primarily from claims made under insurance policies; these legal actions have been considered by the Company in establishing its reserves. While the outcome of all legal actions is not presently determinable, the Company's management and its legal counsel are of the opinion that the settlement of these actions will not have a material adverse effect on the Company's financial position or results of operations.

8. BUSINESS EXPANSION

Effective December 20, 1996 the Company purchased MOMED Holding Company (MOMED). MOMED is the parent company of Missouri Medical Insurance Company, which is a provider of medical malpractice insurance. The accompanying 1996 condensed consolidated statement of income does not include any amounts attributable to MOMED.

ITEM. 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For purposes of this management discussion and analysis, the term "Company" refers to MAIC Holdings, Inc. and its subsidiaries. The consolidated subsidiaries consist principally of operating insurance companies.

LIQUIDITY AND CAPITAL RESOURCES

         The payment of losses, loss adjustment expenses, and operating expenses in the ordinary course of business is currently the Company's principal need for liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided from these activities was sufficient during the first three months of 1997 to meet the Company's operating needs, and the Company believes those sources will be sufficient to meet its cash needs for operating purposes for at least the next twelve months. Prolonged and increasing levels of inflation could cause increases in the dollar amount of losses and loss adjustment expenses and may therefore adversely affect future reserve development. To minimize such risk, the Company (i) maintains what its management considers to be strong and adequate reinsurance, (ii) conducts regular actuarial reviews to ensure, among other things, that reserves do not become deficient, and (iii) maintains adequate asset liquidity.

         The Company did not borrow any funds during the three months ended March 31, 1997 and 1996, and currently has no requirements indicating a need to borrow significant funds in the next twelve months. However, the need for additional capital may arise in order to achieve the Company's ultimate goal of expansion, as discussed in subsequent paragraphs. The Company continues to have available through a lending institution a line of credit in the amount of $40 million that could be used for these additional capital requirements. The Company is not charged a fee nor is it required to maintain compensating balances in connection with this line of credit.

         The Company's Board of Directors has authorized the purchase of up to $10 million of its common stock in the open market. At March 31, 1997, approximately $2.7 million remains available for purposes of purchasing its own common stock in the open market.

BUSINESS EXPANSION

         The Company, through Mutual Assurance, Inc. (Mutual Assurance), has been developing a marketing strategy to address the insurance needs of hospitals and vertically integrated health care providers. The Company expects organizations such as these to represent increasing market opportunities for professional liability and related insurance products because of the trend toward the consolidation of health care providers. In certain instances, Mutual Assurance's surplus is a competitive factor in this "large account" market because its principal competitors are larger than those with whom Mutual Assurance has historically had to compete.

         In addition to its expansion into this growing market for "large accounts", the Company also intends to expand through the acquisition of, or combination with, medical professional liability insurers that have a significant presence in states other than Alabama. Effective December 20, 1996 the Company purchased MOMED Holding Company (MOMED). MOMED is the parent company of Missouri Medical Insurance Company, which is a provider of medical malpractice insurance.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

Premiums

         The following table presents information related to consolidated written and earned premiums and reinsurance expense (dollars in thousands):

                                       Three months ended
                                             March 31
                                      --------------------    Increase
                                        1997        1996     (Decrease)
                                      --------------------   ----------
Direct and assumed premiums written   $ 52,090    $ 42,598    $  9,492
                                      ========    ========    ========

Premiums earned                       $ 37,117    $ 29,019    $  8,098
Premiums ceded                          (8,715)     (7,941)        774
                                      --------    --------    --------
Net premiums earned                   $ 28,402    $ 21,078    $  7,324
                                      ========    ========    ========


         Premiums written increased $9,492,000 for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The increase in premiums written is attributable to (i) $2,543,000 of premiums written by MOMED and (ii) an increase in direct and assumed premiums written in states other than Alabama. Earned premiums increased for the quarter ended March 31, 1997 as a result of new premiums written during 1997 and 1996. The increase in premiums ceded is principally a result of additional written and assumed premiums in states other than Alabama, and as respects this new business, increased cessions of risks to reinsurers.

Investment Income

         The Company had consolidated net investment income of $9,458,000 for the three months ended March 31, 1997, as compared to $8,723,000 for the three months ended March 31, 1996. The increase in investment income from March 31, 1996 to March 31, 1997 is a result of an increase in the amount of investments held by the Company, including $75,378,000 held by MOMED; this increase is somewhat offset by a reduction in the average rate of return on investments from 6.8% at March 31, 1996 to 5.9% at March 31, 1997.

         For purposes of the above discussion, invested assets are comprised of fixed maturities, and equity securities at amortized cost, short-term investments and investment in unconsolidated subsidiary; the earnings on such invested assets constitute the related net investment income. The Company calculates the yield on invested assets by dividing the related investment income (annualized for interim periods) by the monthly average of invested assets.

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

         Equity securities of $31,688,000 at March 31, 1997 and $33,036,000 at December 31, 1996 are primarily fixed rate preferred stocks. Disposition of investments prior to maturity may result in a net gain or loss which would be classified as "Other Income".

Losses

         Consolidated losses and loss adjustment expenses (losses) and the related loss ratios are summarized in the following table (dollars in thousands). The ratio for losses is based on premiums earned; the ratio for net losses is based on net premiums earned.

                                                   Three months ended
                                            March 31, 1997          March 31, 1996
                                          ------------------------------------------
                                                       Loss                    Loss
                                           Losses      Ratio       Losses      Ratio
                                          ------------------      -------------------
Losses and loss adjustment expenses       $ 30,175      81%       $ 25,407      88%
                                                        ==                      ==
Reinsurance recoveries                      (9,938)                 (9,375)
                                          --------                --------
Net losses and loss adjustment expenses   $ 20,237      71%       $ 16,032      76%
                                          ========      ==        ========      ==

         The Company's losses for the three months ended March 31, 1997, which include losses attributable to MOMED of $1,686,000, reflect a loss ratio of 81% compared to a loss ratio of 88% for the three months ended March 31, 1996. Losses for both periods are principally based on the application of an expected loss ratio to premiums earned. These loss ratios take into consideration prior loss experience, loss trends, the Company's loss retention levels, changes in frequency and severity of claims, and rates charged.

         The increase in reinsurance recoveries primarily results from the increase in losses and the increased cessions to reinsurers.

Other Income

         Other income increased by $152,000 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. This increase is principally a result of (i) other income of $77,000 attributable to MOMED and
(ii) increased capital gains realized from sales or other dispositions of securities during the first three months of 1997 compared to the first three months of 1996.

Underwriting, Acquisition, and Insurance Expenses

         Consolidated expenses increased by $1,407,000 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. Expenses incurred by MOMED during the three months ended March 31, 1997 account for $536,000 of this increase. The remainder of the increase results primarily from policy acquisition costs associated with new business, along with the other costs associated with the Company's current business strategy. This strategy calls for the Company to continue investigating potential acquisition opportunities and the possibility of expansion into additional markets.

Income Taxes

         The Company's effective tax rates of 24% and 19% for the three months ended March 31, 1997 and 1996, respectively, are lower than the statutory rate of 35%. The principal reason for the Company's lower effective tax rate is the effect of tax exempt investment income.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits.

         Exhibit (27) required of Item 601 of Regulation SK-Financial Data Schedule (for SEC use only).

(b) Reports on 8-K. The Company filed one report 8-K on January 2, 1997, which reported the acquisition of MOMED pursuant to Item 2 of Form 8-K. No financial statements were required to be filed with the report.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MAIC Holdings, Inc.



May 9, 1997                                  By: /s/ James J. Morello
                                                 -------------------------------
                                             James J. Morello, Treasurer
                                             (duly authorized officer and
                                             principal financial officer)