Form 10-Q
period 1997-06-30
MEDICAL ASSURANCE INC
filed 1997-08-12
CIK 944492

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 1997 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number 0-19439


                           Medical Assurance, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           Delaware                                        63-1137505
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation of organization)


100 Brookwood Place, Birmingham, AL                           35209
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

As of June 30, 1997, there were 10,231,198 shares of the registrant's common stock outstanding.

                              Table of Contents


Part I - Financial Information

   Item l. Condensed Consolidated Financial Statements (Unaudited) of Medical Assurance, Inc. and Subsidiaries

             Condensed Consolidated Balance Sheets.............................................................3

             Condensed Consolidated Statements of Income.......................................................4

             Condensed Consolidated Statements of Cash Flows...................................................5

             Notes to Condensed Consolidated Financial Statements..............................................6

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations.....................................................9

Part II - Other Information

   Item 4.   Submission of Matters to a Vote of Security Holders..............................................14
   Item 6.   Exhibits and Reports on Form 8-K.................................................................14

Signatures....................................................................................................14

                   Medical Assurance, Inc. and Subsidiaries

              Condensed Consolidated Balance Sheets (Unaudited)
                    (in thousands, except per share data)



                                                                    JUNE 30   December 31
                                                                      1997        1996
                                                                   ----------------------
ASSETS
Investments:
   Fixed maturities available for sale, at market value            $ 586,730    $ 564,938
   Equity securities available for sale, at market value              37,041       33,036
   Real estate, net                                                   12,238       12,352
   Investment in unconsolidated affiliate                                 35           30
   Short-term investments                                             48,850       56,403
                                                                   ---------    ---------
Total investments                                                    684,894      666,759
Cash and cash equivalents                                             11,873       14,033
Premiums receivable                                                   63,352       33,896
Receivable from reinsurers                                           130,399      108,692
Prepaid reinsurance premiums                                          10,112       14,152
Deferred taxes                                                        37,414       36,132
Other assets                                                          36,722       31,644
                                                                   ---------    ---------
                                                                   $ 974,766    $ 905,308
                                                                   =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Policy liabilities and accruals:
     Reserve for losses and loss adjustment expenses               $ 585,408    $ 548,742
     Unearned premiums                                                66,196       54,920
     Reinsurance premiums payable                                     40,020       31,789
                                                                   ---------    ---------
   Total policy liabilities                                          691,624      635,451
   Income taxes payable                                                1,113        2,852
   Other liabilities                                                  21,750       22,440
                                                                   ---------    ---------
Total liabilities                                                    714,487      660,743

Commitments and contingencies                                             --           --

Stockholders' equity:
   Common stock, par value $1 per share; 100,000,000
      shares authorized; 10,339,712 and 10,339,245
      shares issued, respectively                                     10,340       10,339
   Additional paid-in capital                                        123,233      123,218
   Net unrealized gains on securities available for sale, net of
     deferred taxes of $4,506 and $4,392, respectively                 8,368        8,157
   Retained earnings                                                 120,222      103,027
                                                                   ---------    ---------
                                                                     262,163      244,741
   Less treasury stock at cost, 108,514 and 57,214 shares,
     respectively                                                     (1,884)        (176)
                                                                   ---------    ---------
Total stockholders' equity                                           260,279      244,565
                                                                   ---------    ---------
                                                                   $ 974,766    $ 905,308
                                                                   =========    =========


See accompanying notes.

                   Medical Assurance, Inc. and Subsidiaries

           Condensed Consolidated Statements of Income (Unaudited)
                    (in thousands, except per share data)


                                 Three Months Ended       Six Months Ended
                                       June 30                 June 30
                                --------------------    --------------------
                                  1997        1996        1997        1996
                                --------    --------    --------    --------

Revenues:
   Direct and assumed
     premiums written           $ 39,446    $ 28,988    $ 91,536    $ 71,586
                                ========    ========    ========    ========

   Premiums earned              $ 37,788    $ 29,867    $ 74,905    $ 58,885
   Premiums ceded                 (8,650)     (9,034)    (17,365)    (16,975)
                                --------    --------    --------    --------
   Net premiums earned            29,138      20,833      57,540      41,910
   Net investment income           9,426       7,196      18,884      15,919
   Other income                      128         866         739       1,325
                                --------    --------    --------    --------
Total revenues                    38,692      28,895      77,163      59,154

Expenses:
   Losses and loss
     adjustment expenses          28,694      22,154      58,869      47,561
   Reinsurance recoveries         (9,487)     (8,844)    (19,425)    (18,219)
                                --------    --------    --------    --------
   Net losses and loss
     adjustment expenses          19,207      13,310      39,444      29,342
   Underwriting, acquisition
     and insurance expenses        8,052       5,173      15,192      10,907
                                --------    --------    --------    --------
Total expenses                    27,259      18,483      54,636      40,249
                                --------    --------    --------    --------
Income before income taxes
   and minority interests         11,433      10,412      22,527      18,905

Provision for income taxes:
   Current expense                 3,423       1,550       6,728       4,222
   Deferred expense (benefit)       (771)      1,165      (1,396)         98
                                --------    --------    --------    --------
                                   2,652       2,715       5,332       4,320
                                --------    --------    --------    --------
Income before minority
   interests                       8,781       7,697      17,195      14,585

Minority interests                    --         (36)         --         (68)
                                --------    --------    --------    --------
Net income                      $  8,781    $  7,661    $ 17,195    $ 14,517
                                ========    ========    ========    ========

Earnings per share:
   Net Income                   $   0.86    $   0.77    $   1.68    $   1.46
                                ========    ========    ========    ========

Weighted average number of
   common shares outstanding      10,238       9,931      10,256       9,931
                                ========    ========    ========    ========


See accompanying notes.

                   Medical Assurance, Inc. and Subsidiaries

         Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (in thousands)


                                                               Six Months Ended
                                                                    June 30
                                                             --------------------
                                                               1997        1996
                                                             --------    --------
OPERATING ACTIVITIES
Net Income                                                   $ 17,195    $ 14,517
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                 705         605
     Amortization                                              (2,385)       (768)
     Net realized gain on sale of investments                     (30)       (542)
     Deferred income taxes (benefit)                           (1,396)         98
     Other                                                         15         (33)
     Changes in assets and liabilities:
       Premiums receivable                                    (29,457)    (14,919)
       Income taxes receivable/payable                         (1,740)      1,551
       Receivable from reinsurers                             (21,707)    (16,468)
       Prepaid reinsurance premiums                             4,041      (8,943)
       Other assets                                            (2,263)      2,727
       Reserve for losses and loss adjustment expenses         36,666      24,292
       Unearned premiums                                       11,276      15,989
       Reinsurance premiums payable                             8,231       9,251
       Other liabilities                                         (687)      2,921
                                                             --------    --------
Net cash provided by operating activities                      18,464      30,278

INVESTING ACTIVITIES
Purchases of fixed maturities available for sale              (99,574)    (74,245)
Purchases of equity securities available for sale              (6,361)     (3,209)
Proceeds from sale or maturities of fixed
   maturities available for sale                               75,697      53,657
Proceeds from sale of equity securities available for sale      4,278       1,000
Net decrease in short-term investments                          7,670       9,087
Other                                                            (625)       (481)
                                                             --------    --------
Net cash used in investing activities                         (18,915)    (14,191)

FINANCING ACTIVITIES
Purchase of treasury stock                                     (1,709)         --
                                                             --------    --------
Net cash used by financing activities                          (1,709)         --
                                                             --------    --------
(Decrease) increase in cash and cash equivalents               (2,160)     16,087

Cash and cash equivalents at beginning of period               14,033       4,238
                                                             --------    --------
Cash and cash equivalents at end of period                   $ 11,873    $ 20,325
                                                             ========    ========


See accompanying notes.

                   Medical Assurance, Inc. and Subsidiaries

             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Medical Assurance, Inc. and its subsidiaries, together referred to as the Company. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjust ments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the December 31, 1996 audited consolidated financial statements and accompanying notes.

Medical Assurance, Inc. has 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At June 30, 1997, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

2. NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings per share, which is required to be adopted on December 31, 1997. The Statement requires a change in the method currently used to compute earnings per share and the restatement of all prior periods disclosed. The Company does not expect Statement 128 to materially affect the Company's earnings per share as disclosed in the accompanying financial statements.

In June 1997, FASB issued Statement 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The new rules require that enterprises classify items of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. This Statement is effective for fiscal years beginning after December 15, 1997. The impact of Statement 130, when adopted on January 1, 1998, on the Company's financial condition or results of operations has not been determined at this time.

FASB Statement 131, "Disclosures About Segments of an Enterprise and Related Information" was issued in June 1997. This Statement changes the way public companies report segment information in annual financial statements and requires public companies to report selected segment information in interim financial reports to shareholders. Under the Statement's "management approach," public companies are to report financial and descriptive information about their operating segments. Operating segments are revenue-producing components of an enterprise for which

                   Medical Assurance, Inc. and Subsidiaries

             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)


2. NEW ACCOUNTING STANDARDS (CONTINUED)

separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. The impact of Statement 130, when adopted on January 1, 1998, on the Company's financial condition or results of operations has not been determined at this time.

3. INCOME TAXES

Income tax expense differs from the normal relationship to financial statement income principally because of tax-exempt interest income.

4. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The reserves for losses and loss adjustment expenses represent management's best estimate of the ultimate cost of all losses incurred but unpaid. Incurred losses and loss adjustment expenses for the six month periods ending June 30, 1997 and 1996 were principally based on the application of an expected loss ratio to premiums earned. These loss ratios take into consideration prior loss experience, loss trends, the Company's loss retention levels, changes in frequency and severity of claims and rates charged.

5. INVESTMENTS

Proceeds from sales of investments in fixed maturities and equities available for sale were $34,313,000 and $34,332,000 for the six months ended June 30, 1997 and 1996, respectively. Gross realized gains on such sales were $297,000 and $947,000 at June 30, 1997 and 1996; gross realized losses on such sales were $265,000 and $243,000 at June 30, 1997 and 1996, respectively. Realized gains and losses are included as a component of other income. The amortized cost of fixed maturities and equity securities available for sale was $610,897,000 and $585,425,000 at June 30, 1997 and December 31, 1996, respectively.

6. EARNINGS PER SHARE

On December 4, 1996 the Board of Directors declared a 6% stock dividend. Cash was paid to shareholders for fractional shares. Earnings per share data for 1996 has been restated as if the above dividend had been declared on January 1, 1996. Shares issued as part of the Company's December 1996 purchase of MOMED Holding Company affect only the 1997 earnings computation.

                   Medical Assurance, Inc. and Subsidiaries

             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)


7. DEFERRED POLICY ACQUISITION COSTS

Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Amortization of deferred acquisition costs amounted to approximately $6,641,000 and $3,957,000 for the six months ended June 30, 1997 and 1996, respectively.

8. COMMITMENTS AND CONTINGENCIES

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

9. BUSINESS EXPANSION

Effective December 20, 1996 the Company purchased MOMED Holding Company (MOMED). MOMED is the parent company of Missouri Medical Insurance Company, which is a provider of medical malpractice insurance. The accompanying 1996 condensed consolidated statements of income do not include any amounts attributable to MOMED.

ITEM. 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For purposes of this management discussion and analysis, the term "Company" refers to Medical Assurance, Inc. and its subsidiaries. The consolidated subsidiaries consist principally of operating insurance companies.

LIQUIDITY AND CAPITAL RESOURCES

         The payment of losses, loss adjustment expenses, and operating expenses in the ordinary course of business is currently the Company's principal need for liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided from these activities was sufficient during the first six months of 1997 to meet the Company's operating needs, and the Company believes those sources will be sufficient to meet its cash needs for operating purposes for at least the next twelve months. Prolonged and increasing levels of inflation could cause increases in the dollar amount of losses and loss adjustment expenses and may therefore adversely affect future reserve development. To minimize such risk, the Company (i) maintains what its management considers to be strong and adequate reinsurance, (ii) conducts regular actuarial reviews to ensure, among other things, that reserves do not become deficient, and (iii) maintains adequate asset liquidity.

         The Company did not borrow any funds during the six months ended June 30, 1997 and 1996, and currently has no requirements indicating a need to borrow significant funds in the next twelve months. However, the need for additional capital may arise in order to achieve the Company's ultimate goal of expansion, as discussed in subsequent paragraphs. The Company continues to have available through a lending institution a line of credit in the amount of $40 million that could be used for these additional capital requirements. The Company is not charged a fee nor is it required to maintain compensating balances in connection with this line of credit.

         The Company's Board of Directors has authorized the purchase of up to $15 million of its common stock in the open market. At June 30, 1997, approximately $6.7 million remains available for purposes of purchasing its own common stock in the open market.

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

         To further its expansion, the Company is offering certain insurance and reinsurance products including, without limitation, medical malpractice reinsurance, excess medical malpractice insurance, managed care liability insurance, provider stop loss insurance, accident and health insurance, and workers' compensation insurance. The Company also intends to expand through the acquisition of, or combination with, medical professional liability insurers that have a significant presence in states other than Alabama. This expansion effort led to the acquisition of the Missouri Medical Insurance Company (Momedico), which was effective December 20, 1996.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Premiums

         The following table presents information related to consolidated written and earned premiums and reinsurance expense (dollars in thousands):


                                        Six months ended
                                             June 30
                                      --------------------    Increase
                                         1997       1996     (Decrease)
                                      --------------------    --------

Direct and assumed premiums written   $ 91,536    $ 71,586    $ 19,950
                                      ========    ========    ========

Premiums earned                       $ 74,905    $ 58,885    $ 16,020
Premiums ceded                         (17,365)    (16,975)        390
                                      --------    --------    --------
Net premiums earned                   $ 57,540    $ 41,910    $ 15,630
                                      ========    ========    ========

        Of the $19,950,000 increase in written premiums, $4,432,000 is attributable to the inclusion in 1997 of Momedico premiums, and another $4,649,000 is principally medical malpractice premiums. The remaining increase is attributable to other related lines of business (see Business Expansion), which includes (1) a $4,628,000 increase in workers compensation premiums, and
(2) for 1997, $6,241,000 in accident and health premiums.

Investment Income

        The Company had consolidated net investment income of $18,884,000 for the six months ended June 30,1997, as compared to $15,919,000 for the six months ended June 30, 1996. The increased investment income from June 30, 1996 to June 30, 1997 is a result of an increase in the amount of investments held by the Company, including $75,072,000 held by Momedico; this increase is somewhat offset by a reduction in the average rate of return on investments, from 6.2% at June 30, 1996 to 5.9% at June 30, 1997.

        For the purposes of the above discussion, invested assets are comprised of fixed maturities, and equity securities at amortized cost, short-term investments and investment in unconsolidated affiliate; the earnings on such invested assets constitute the related net investment income. The Company calculates the yield on invested assets by dividing the related investment income (annualized for interim periods) by the monthly average of invested assets at amortized cost.

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

        Equity securities of $37,041,000 at June 30, 1997 and $33,036,000 at December 31, 1996 are primarily fixed rate preferred stocks.

Losses

        Consolidated losses and loss adjustment expenses (Losses) and the related loss ratios are summarized in the following table (dollars in thousands). The ratio for losses below is based on premiums earned; the ratio for net losses is based on net premiums earned.



                                                                            Six months ended
                                                                 June 30, 1997              June 30, 1996
                                                             ---------------------       --------------------
                                                                              Loss                       Loss
                                                              Losses         Ratio        Losses        Ratio
                                                             ---------------------       --------------------
Losses                                                       $ 58,869         79%        $ 47,561         81%
                                                                              ==                          ==
Reinsurance recoveries                                        (19,425)                    (18,219)
                                                             --------                    --------
Net losses                                                   $ 39,444         69%        $ 29,342         70%
                                                             ========         ==         ========         ==

         The Company's losses for the six months ended June 30, 1997 reflect a loss ratio of 79% compared to a loss ratio of 81% for the six months ended June 30, 1996. Losses for both periods are principally based on the application of expected loss ratios to premiums earned. These loss ratios take into consideration prior loss experience, loss trends, the Company's loss retention levels, changes in frequency and severity of claims, and rates charged.

         The increase in reinsurance recoveries primarily results from the increase in losses and loss adjustment expenses and the increased cessions to reinsurers.

Other Income

         Other income decreased by $586,000 for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. The decrease is principally a result of a decrease in capital gains realized from sales or other dispositions of securities during the first six months of 1997 compared to the first six months of 1996.

Underwriting, Acquisition, and Insurance Expenses

         Consolidated expenses increased by $4,285,000 for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. Expenses incurred by Momedico during the six months ended June 30, 1997 account for $1,214,000 of this increase. The remainder of the increase results primarily from policy acquisition costs associated with new business, along with the other costs associated with the Company's current business strategy. This strategy calls for the Company to continue investigating potential acquisition and expansion opportunities.

Income Taxes

         The Company's effective tax rate of 24% and 23% for the six months ended June 30, 1997 and 1996, respectively, are lower than the statutory rate of 35%. The principal reason for the Company's lower effective tax rate is the effect of tax exempt investment income.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Premiums

         The following table presents information related to consolidated written and earned premiums and reinsurance expense (dollars in thousands):



                                       Three months ended
                                             June 30          Increase
                                        1997        1996     (Decrease)
                                      --------------------    --------
Direct and assumed premiums written   $ 39,446    $ 28,988    $ 10,458
                                      ========    ========    ========

Premiums earned                       $ 37,788    $ 29,867    $  7,921
Premiums ceded                          (8,650)     (9,034)       (384)
                                      --------    --------    --------
Net premiums earned                   $ 29,138    $ 20,833    $  8,305
                                      ========    ========    ========

         The increase in premiums written and earned for the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996 is due primarily to the same items as discussed in the six month comparison.

Investment Income

         The Company had consolidated net investment income of $9,426,000 for the three months ended June 30, 1997, as compared to $7,196,000 for the three months ended June 30, 1996, reflecting an increase of $2,230,000. The increase in investment income is due primarily to the same items as discussed in the six month comparison.

Losses

         Consolidated losses and loss adjustment expenses (Losses) and the related loss ratios are summarized in the following table (dollars in thousands). The ratio for losses below is based on premiums earned; the ratio for net losses is based on net premiums earned.

                                                                            Three months ended
                                                               June 30, 1997                 June 30, 1996
                                                              --------------------      ---------------------
                                                                              Loss                       Loss
                                                              Losses         Ratio        Losses        Ratio
                                                              --------------------      ---------------------

Losses                                                        $28,694         76%         $22,154         74%
                                                                              ==                          ==
Reinsurance recoveries                                         (9,487)                     (8,844)
                                                              -------                     -------
Net losses                                                    $19,207         66%         $13,310         64%
                                                              =======         ==          =======         ==



         The Company's losses in the three months ended June 30, 1997 reflect a loss ratio of 76% as compared to a loss ratio of 74% for the three months ended June 30, 1996. Losses for both periods are principally based on the application of expected loss ratios to premiums earned. These loss ratios take into consideration prior loss experience, loss trends, the Company's loss retention levels, changes in frequency and severity of claims, and rates charged.

Other Income

         Other income decreased by $738,000 for the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996. The decrease is principally attributable to decreased capital gains realized upon the sale or other disposition of securities during the second quarter of 1997 compared to the second quarter of 1996.

Underwriting, Acquisition, and Insurance Expenses

         Consolidated expenses increased by $2,879,000 for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996. Expenses incurred by Momedico during the three months ended June 30, 1997 account for $678,000 of this increase. The remainder of the increase is due to the same items described in the six month comparison.

                         PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         The Company held its 1997 Annual Meeting of Stockholders on May 21, 1997. At the meeting, the stockholders of the Company were asked to vote on the two matters, each of which was described in the Proxy Statement accompanying the Notice of the Meeting and filed with the Securities and Exchange Commission in accordance with Rule 14a-6. The matters voted on at the meeting and the results of the voting are described below.

         1. Election of two directors to serve on the Board of Directors for a three year term, two directors to serve on the Board of Directors for a two year term, and one director to serve on the Board of Directors for a one year term.

                                               FOR               WITHHOLD AUTHORITY
                                               ---               ------------------
              Three Year Terms:
              -----------------
              Paul R. Butrus                8,172,108                  13,377
              Paul D. Everest               8,169,892                  15,593
              Two Year Terms:
              ---------------
              Richard V. Bradley            8,169,892                  15,593
              Norton E. Cowart              8,167,772                  17,713
              One Year Term:
              --------------
              John P. North, Jr.            8,166,488                  18,997



         2. Approval of the Company's proposal to amend the Certificate of Incorporation to change the name of the Company from "MAIC Holdings, Inc." to "Medical Assurance, Inc."

                 FOR                      AGAINST                 ABSTAIN
                 ---                      -------                 -------
              8,099,867                   17,025                   68,593

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


                                                   Medical Assurance, Inc.



  August 8, 1997                                   By: /s/ James J. Morello
                                                      --------------------------
                                                   James J. Morello, Treasurer
                                                   (duly authorized officer and
                                                   principal financial officer)