Form 10-Q
period 1997-09-30
MEDICAL ASSURANCE INC
filed 1997-11-14
CIK 944492

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1997 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number 0-19439

                            Medical Assurance, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        63-1137505
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation of organization)

100 Brookwood Place, Birmingham, AL                         35209
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


                                 (205) 877-4400
                        -------------------------------
                        (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
As of September 30, 1997, there were 20,468,021 shares of the registrant's common stock outstanding.

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

Part II - Other Information

   Item 6.   Exhibits and Reports on Form 8-K.................................................................14

Signatures....................................................................................................14

                    Medical Assurance, Inc. and Subsidiaries

               Condensed Consolidated Balance Sheets (Unaudited)
                     (in thousands, except per share data)

                                                                       SEPTEMBER 30     December 31
                                                                           1997             1996
                                                                      ---------------------------------
ASSETS
Investments:
   Fixed maturities available for sale, at market value               $    608,280       $ 564,938
   Equity securities available for sale, at market value                    42,273          33,036
   Real estate, net                                                         12,083          12,352
   Investment in unconsolidated affiliate                                       35              30
   Short-term investments                                                   40,799          56,403
                                                                      ------------       ---------
Total investments                                                          703,470         666,759
Cash and cash equivalents                                                   15,939          14,033
Premiums receivable                                                         68,619          33,896
Receivable from reinsurers                                                 141,790         108,692
Prepaid reinsurance premiums                                                12,921          14,152
Deferred taxes                                                              35,713          36,132
Other assets                                                                38,055          31,644
                                                                      ------------       ---------
                                                                      $  1,016,507       $ 905,308
                                                                      ============       =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Policy liabilities and accruals:
     Reserve for losses and loss adjustment expenses                  $    603,145       $ 548,742
     Unearned premiums                                                      68,080          54,920
     Reinsurance premiums payable                                           45,658          31,789
                                                                      ------------       ---------
   Total policy liabilities                                                716,883         635,451
   Income taxes payable                                                      2,025           2,852
   Other liabilities                                                        23,015          22,440
                                                                      ------------       ---------
Total liabilities                                                          741,923         660,743

Commitments and contingencies                                                   --              --

Stockholders' equity:
   Common stock, par value $1 per share; 100,000,000
     shares authorized, 20,679,641 and 10,339,245
       shares issued, respectively                                          20,680          10,339
   Additional paid-in capital                                              112,903         123,218
   Net unrealized gains on securities available for sale, net of
     deferred taxes of $6,830 and $4,392, respectively                      12,685           8,157
   Retained earnings                                                       130,115         103,027
                                                                      ------------       ---------
                                                                           276,383         244,741
   Less treasury stock at cost, 211,620 and 57,214 shares,
     respectively                                                           (1,799)           (176)
                                                                      ------------       ---------
Total stockholders' equity                                                 274,584         244,565
                                                                      ------------       ---------
                                                                      $  1,016,507       $ 905,308
                                                                      ============       =========


See accompanying notes.

                    Medical Assurance, Inc. and Subsidiaries

            Condensed Consolidated Statements of Income (Unaudited)
                     (in thousands, except per share data)

                                             Three Months Ended                      Nine Months Ended
                                                September 30                            September 30
                                     --------------------------------------------------------------------------------
                                          1997               1996                1997                     1996
                                     ---------------    ----------------       ----------------     ----------------
Revenues:
   Direct and assumed
     premiums written                $       43,266    $         36,432       $         134,802    $         108,018
                                     ==============    ================       =================    =================

   Premiums earned                   $       41,382    $         37,280       $         116,287    $          96,165
   Premiums ceded                           (10,608)             (7,766)                (27,973)             (24,740)
                                     --------------    ----------------       -----------------    -----------------
   Net premiums earned                       30,774              29,514                  88,314               71,425
   Net investment income                      9,523               7,869                  28,407               23,788
   Other income                               1,283                 331                   2,023                1,656
                                     --------------    ----------------       -----------------    -----------------
Total revenues                               41,580              37,714                 118,744               96,869

Expenses:
   Losses and loss
     adjustment expenses                     32,634              29,108                  91,503               76,670
   Reinsurance recoveries                   (11,328)             (8,143)                (30,753)             (26,362)
                                     --------------    ----------------       -----------------    -----------------
   Net losses and loss
     adjustment expenses                     21,306              20,965                  60,750               50,308
   Underwriting, acquisition
     and insurance expenses                   7,656               6,603                  22,850               17,510
                                     --------------    ----------------       -----------------    -----------------
Total expenses                               28,962              27,568                  83,600               67,818
                                     --------------    ----------------       -----------------    -----------------
Income before income taxes
   and minority interests                    12,618              10,146                  35,144               29,051

Provision for income taxes:
   Current expense                            3,346               2,753                  10,075                6,974
   Deferred expense (benefit)                  (622)               (456)                 (2,019)                (357)
                                     --------------    ----------------       -----------------    -----------------
                                              2,724               2,297                   8,056                6,617
                                     --------------    ----------------       -----------------    -----------------
Income before minority
   interests                                  9,894               7,849                  27,088               22,434

Minority interests                                -                 (18)                      -                  (86)
                                     --------------    ----------------       -----------------    -----------------
Net income                           $        9,894    $          7,831       $          27,088    $          22,348
                                     ==============    ================       =================    =================

Earnings per share:
   Net Income                        $         0.48    $           0.39       $            1.32    $            1.13
                                     ==============    ================       =================    =================

Weighted average number of
   common shares outstanding                 20,465              19,863                  20,496               19,862
                                     ==============    ================       =================    =================


See accompanying notes.

                    Medical Assurance, Inc. and Subsidiaries

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                     Nine Months Ended
                                                                       September 30
                                                             -------------------------------
                                                                   1997             1996
                                                             ---------------  --------------
OPERATING ACTIVITIES
Net Income                                                      $  27,088       $  22,348
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                   1,042             862
     Amortization                                                  (1,436)         (1,023)
     Net realized gain on sale of investments                        (904)           (566)
     Deferred income taxes (benefit)                               (2,019)           (357)
     Other                                                             26            (130)
     Changes in assets and liabilities:
       Premiums receivable                                        (34,724)        (19,764)
       Income taxes receivable/payable                               (827)          1,126
       Receivable from reinsurers                                 (33,098)        (22,545)
       Prepaid reinsurance premiums                                 1,231          (4,319)
       Other assets                                                (4,057)          1,214
       Reserve for losses and loss adjustment expenses             54,403          42,613
       Unearned premiums                                           13,160          14,845
       Reinsurance premiums payable                                13,869           4,147
       Other liabilities                                              576           3,649
                                                                ---------       ---------
Net cash provided by operating activities                          34,330          42,100

INVESTING ACTIVITIES
Purchases of fixed maturities available for sale                 (147,253)       (104,932)
Purchases of equity securities available for sale                 (10,900)        (18,904)
Proceeds from sale or maturities of fixed
   maturities available for sale                                  107,396          80,041
Proceeds from sale of equity securities available for sale          5,077           2,003
Net decrease in short-term investments                             15,607          14,909
Purchase of subsidiaries                                               --          (2,081)
Other                                                                (728)           (703)
                                                                ---------       ---------
Net cash used in investing activities                             (30,801)        (29,667)

FINANCING ACTIVITIES
Purchase of treasury stock                                         (1,623)             --
                                                                ---------       ---------
Net cash used by financing activities                              (1,623)             --
                                                                ---------       ---------
(Decrease) increase in cash and cash equivalents                    1,906          12,433

Cash and cash equivalents at beginning of period                   14,033           4,238
                                                                ---------       ---------
Cash and cash equivalents at end of period                      $  15,939       $  16,671
                                                                =========       =========


See accompanying notes.

                    Medical Assurance, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Medical Assurance, Inc. and its subsidiaries, together referred to as the Company. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the December 31, 1996 audited consolidated financial statements and accompanying notes.

Medical Assurance, Inc. has 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At September 30, 1997, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

2. NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128,"Earnings per share", which is required to be adopted on December 31, 1997. The Statement requires a change in the method currently used to compute earnings per share and the restatement of all prior periods disclosed. The Company does not expect Statement 128 to materially affect the Company's earnings per share as disclosed in the accompanying financial statements.

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

separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. The impact of Statement 131, when adopted on January 1, 1998, on the Company's financial statements has not been determined at this time.

3. INCOME TAXES

Income tax expense differs from the normal relationship to financial statement income principally because of tax-exempt interest income.

4. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The reserves for losses and loss adjustment expenses represent management's best estimate of the ultimate cost of all losses incurred but unpaid. Incurred losses and loss adjustment expenses for the nine month periods ending September 30, 1997 and 1996 were principally based on the application of an expected loss ratio to premiums earned. These loss ratios take into consideration prior loss experience, loss trends, the Company's loss retention levels, changes in frequency and severity of claims and rates charged.

5. INVESTMENTS

Proceeds from sales of investments in fixed maturities and equities available for sale were $72,955,000 and $61,437,000 for the nine months ended
September 30, 1997 and 1996, respectively. Gross realized gains on such sales were $1,238,000 and $1,116,000 at September 30, 1997 and 1996; gross realized losses on such sales were $265,000 and $103,000 at September 30, 1997 and 1996, respectively. Realized gains and losses are included as a component of other income. The amortized cost of fixed maturities and equity securities available for sale was $631,158,000 and $585,425,000 at September 30, 1997 and December 31, 1996, respectively.

6. EARNINGS PER SHARE

On December 4, 1996 the Board of Directors declared a 6% stock dividend. Cash was paid to shareholders for fractional shares. Earnings per share data for 1996 has been restated as if the above dividend had been declared on January 1, 1996. Shares issued as part of the Company's December 1996 purchase of MOMED Holding Company affect only the 1997 earnings computation.

On August 20, 1997, the Board of Directors declared a two-for-one stock split, which was affected by transferring the par value of the split shares in the amount of $10,339,713 from additional paid-in capital to common stock. Earnings per share data for 1996 and 1997 have been restated as if the stock split had been declared on January 1, 1996.

                    Medical Assurance, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

7. DEFERRED POLICY ACQUISITION COSTS

Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Amortization of deferred acquisition costs amounted to approximately $10,099,000 and $6,402,000 for the nine months ended September 30, 1997 and 1996, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

         The payment of losses, loss adjustment expenses, and operating expenses in the ordinary course of business is currently the Company's principal need for liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided from these activities was sufficient during the first nine months of 1997 to meet the Company's operating needs, and the Company believes those sources will be sufficient to meet its cash needs for operating purposes for at least the next twelve months. Prolonged and increasing levels of inflation could cause increases in the dollar amount of losses and loss adjustment expenses and may therefore adversely affect future reserve development. To minimize such risk, the Company (i) maintains what its management considers to be strong and adequate reinsurance, (ii) conducts regular actuarial reviews to ensure, among other things, that reserves do not become deficient, and (iii) maintains adequate asset liquidity.

         The Company did not borrow any funds during the nine months ended September 30, 1997 and 1996, and currently has no requirements indicating a need to borrow significant funds in the next twelve months. However, the need for additional capital may arise in order to achieve the Company's ultimate goal of expansion, as discussed in subsequent paragraphs. The Company continues to have available through a lending institution a line of credit in the amount of $40 million that could be used for these additional capital requirements. The Company is not charged a fee nor is it required to maintain compensating balances in connection with this line of credit.

         The Company's Board of Directors has authorized the purchase of up to $15 million of its common stock in the open market. At September 30, 1997, approximately $6.7 million remains available for purposes of purchasing its own common stock in the open market.

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

         To further its expansion, the Company is offering certain insurance and reinsurance products including, without limitation, medical malpractice reinsurance, excess medical malpractice insurance, managed care liability insurance, provider stop loss insurance, accident and health insurance, and workers' compensation insurance. The Company also intends to expand through the acquisition of, or combination with, medical professional liability insurers that have a significant presence in states other than Alabama. This expansion effort led to the acquisition of the Missouri Medical Insurance Company (Momedico), which was effective December 20,1996.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Premiums

         The following table presents information related to consolidated written and earned premiums and reinsurance expense (dollars in thousands):

                                                                        Nine months ended
                                                                           September 30            Increase
                                                                 ----------------------------
                                                                        1997        1996          (Decrease)
                                                                 ----------------------------    -----------
Direct and assumed premiums written                              $    134,802    $    108,018    $    26,784
                                                                 ============    ============    ===========
Premiums earned                                                  $    116,287    $     96,165    $    20,122
Premiums ceded                                                        (27,973)        (24,740)         3,233
                                                                 ------------    ------------    -----------
Net premiums earned                                              $     88,314    $     71,425    $    16,889
                                                                 ============    ============    ===========

         Of the $26,784,000 increase in written premiums, $7,155,000 is attributable to the inclusion in 1997 of Momedico premiums, and another $1,142,000 is principally medical malpractice premiums. The remaining increase is attributable to other related lines of business (see Business Expansion), which includes (1) a $5,185,000 increase in workers compensation premiums, and
(2) for 1997, $13,210,000 in accident and health premiums.

Investment Income

         The Company had consolidated net investment income of $28,407,000 for the nine months ended September 30 ,1997, as compared to $23,788,000 for the same period in 1996. The increased investment income is principally a result of an increase in the amount of invested assets held by the Company, including $77,909,000 held by Momedico; this increase is somewhat offset by a reduction in the average rate of return on investments from 6.1% at September 30, 1996 to 5.9% at September 30, 1997.

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

         Equity securities of $42,273,000 at September 30, 1997 consist of $23,201,000 in fixed rate preferred stocks and $19,072,000 in common stock. Equity securities of $33,036,000 at December 31, 1996 are primarily fixed rate preferred stocks. Disposition of investments prior to maturity may result in a net gain or loss which would be classified as "Other Income".

Losses

         Consolidated losses and loss adjustment expenses (Losses) and the related loss ratios are summarized in the following table (dollars in thousands). The ratio for losses below is based on premiums earned; the ratio for net losses is based on net premiums earned.

                                                                         Nine months ended
                                                           September 30, 1997      September 30, 1996
                                                          --------------------   ----------------------
                                                                          Loss                     Loss
                                                            Losses       Ratio       Losses       Ratio
                                                          --------------------   ----------------------
Losses                                                    $    91,503     79%    $     76,670      80%
                                                                          ==                       ==
Reinsurance recoveries                                        (30,753)                (26,362)
                                                          -----------            ------------
Net losses                                                $    60,750     69%    $     50,308      70%
                                                          ===========     ==     ============      ==


         The Company's losses for the nine months ended September 30, 1997 reflect a loss ratio of 79% compared to a loss ratio of 80% for the nine months ended September 30, 1996. Losses for both periods are principally based on the application of expected loss ratios to premiums earned. These loss ratios take into consideration prior loss experience, loss trends, the Company's loss retention levels, changes in frequency and severity of claims, and rates charged.

         The increase in reinsurance recoveries primarily results from the increase in losses and loss adjustment expenses and the increased cessions to reinsurers.

Other Income

         Other income increased by $367,000 for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The increase is principally a result of an increase in capital gains realized from sales or other dispositions of securities during the first nine months of 1997 compared to the first nine months of 1996.

Underwriting, Acquisition, and Insurance Expenses

         Consolidated expenses increased by $5,340,000 for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. Expenses incurred by Momedico during the nine months ended September 30, 1997 account for $1,734,000 of this increase. The remainder of the increase results primarily from policy acquisition costs associated with new business, along with the other costs associated with the Company's current business strategy. This strategy calls for the Company to continue investigating potential acquisition and expansion opportunities.

Income Taxes

         The Company's effective tax rate of 23% for the each of the nine month periods ended September 30, 1997 and 1996, is lower than the statutory rate of 35%. The principal reason for the Company's lower effective tax rate is the effect of tax exempt investment income.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Premiums

         The following table presents information related to consolidated written and earned premiums and reinsurance expense (dollars in thousands):

                                               Three months ended
                                                   September 30
                                          ---------------------------      Increase
                                               1997        1996           (Decrease)
                                          ----------------------------    -----------
Direct and assumed premiums written       $     43,266    $     36,432    $     6,834
                                          ============    ============    ===========
Premiums earned                           $     41,382    $     37,280    $     4,102
Premiums ceded                                 (10,608)         (7,766)         2,842
                                          ------------    ------------    -----------
Net premiums earned                       $     30,774    $     29,514    $     1,260
                                          ============    ============    ===========

         The increase in premiums written and earned for the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 is due primarily to the inclusion in 1997 of the Momedico premiums and the increase in accident and health premiums.

Investment Income

         The Company had consolidated net investment income of $9,523,000 for the three months ended September 30, 1997, as compared to $7,869,000 for the three months ended September 30, 1996, reflecting an increase of $1,654,000. The increased investment income is principally a result of an increase in the amount of investments held by the Company. The average rates of return on investments for the third quarters of 1997 and 1996 were 5.8% and 5.9%, respectively.

Losses

         Consolidated losses and loss adjustment expenses (Losses) and the related loss ratios are summarized in the following table (dollars in thousands). The ratio for losses below is based on premiums earned; the ratio for net losses is based on net premiums earned.

                                                 Three months ended
                                 September 30, 1997          September 30, 1996
                               ------------------------   ------------------------
                                                   Loss                       Loss
                                   Losses         Ratio        Losses        Ratio
                               ------------------------   ------------------------
Losses                         $    32,634         79%    $     29,108         78%
                                                   ===                         ===
Reinsurance recoveries             (11,328)                     (8,143)
                               -----------                ------------
Net losses                     $    21,306         69%    $     20,965         71%
                               ===========         ===    ============         ===


         The Company's losses in the three months ended September 30, 1997 reflect a loss ratio of 79% as compared to a loss ratio of 78% for the three months ended September 30, 1996. Losses for both periods are principally based on the application of expected loss ratios to premiums earned. These loss ratios take into consideration prior loss experience, loss trends, the Company's loss retention levels, changes in frequency and severity of claims, and rates charged.

Other Income

         Other income increased by $952,000 for the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996. The increase is principally attributable to increased capital gains realized upon the sale or other disposition of securities during the third quarter of 1997 compared to the third quarter of 1996.

Underwriting, Acquisition, and Insurance Expenses

         Consolidated expenses increased by $1,053,000 for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996. Expenses incurred by Momedico during the three months ended September 30, 1997 account for $520,000 of this increase. The remainder of the increase is due to the same items described in the nine month comparison.

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

                                           Medical Assurance, Inc.

November 10, 1997                          By: /s/ James J. Morello
                                               ----------------------
                                           James J. Morello, Treasurer
                                           (duly authorized officer and
                                           principal financial officer)