Form 10-K
period 1997-12-31
MEDICAL ASSURANCE INC
filed 1998-03-25
CIK 944492

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

 X       Annual report pursuant to section 13 or 15(d) of the Securities
--- Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1997, or

--- Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ________ to _________.

Commission file number: 001-12129

                             Medical Assurance, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                         63-1137505
-----------------------                     ------------------------------------
(State of incorporation                     (I.R.S. Employer Identification No.)
or organization)

   100 Brookwood Place, Birmingham, AL                    35209
---------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant at February 27, 1998 was $550,936,888.

As of December 31, 1997, the registrant had outstanding approximately 21,499,000 shares of its common stock.

                                                       Exhibit Index at page 56
                                                            Page 1 of 81 Pages

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

         (v) The MAIC Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-19439), is incorporated by reference into Part IV of this report.

         (vi) The MAIC Holdings, Inc. Proxy Statement for the 1996 Annual Meeting (Commission File No. 0-19439) is incorporated herein by reference into Part IV of this report.

         (vii) The Registration Statement on Form S-4 with respect to the Common Stock of MAIC Holdings, Inc. (Commission File No. 333-13465) is incorporated by reference into Part IV of this report.

         (viii) The MAIC Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 001-12129) is incorporated herein by reference into Part IV of this report.

         (ix) The definitive proxy statement for the 1998 Annual Meeting of the Stockholders of Medical Assurance, Inc. is incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1.  BUSINESS OF THE COMPANY

         Medical Assurance, Inc., formerly known as MAIC Holdings, Inc. ("MAI"), was incorporated in the state of Delaware on February 8, 1995 by its sole incorporator, Mutual Assurance, Inc., an Alabama stock insurer ("Mutual Assurance"), to serve as a holding company for Mutual Assurance and its subsidiaries. MAI is the holder of one-hundred percent (100%) of the capital stock of Mutual Assurance, Medical Assurance of West Virginia, Inc., a West Virginia stock insurer ("MA-West Virginia"), Physicians Insurance Company of Indiana, Inc., an Indiana stock insurer ("PIC-Indiana"), and Missouri Medical Insurance Company, a Missouri stock insurer ("MOMEDICO"). MAI, through its insurance subsidiaries, is nationally recognized for providing malpractice protection to physicians, hospitals, dentists and managed care and health care organizations through programs which coordinate traditional insurance with effective clinical risk management. MAI and its subsidiaries comprise insurance company holding systems under the laws of Alabama, West Virginia, Indiana and Missouri. MAI and its subsidiaries are sometimes collectively referred to as the Company.

RECENT DEVELOPMENTS

         Change of Corporate Name

         At the 1997 Annual Meeting of the Shareholders of MAI, the Shareholders approved an Amendment to the Certificate of Incorporation of MAI to change its name from "MAIC Holdings, Inc." to "Medical Assurance, Inc." The name change was effective on June 1, 1997.

         Formation of Holding Company

         In 1995, the Board of Directors and Shareholders of Mutual Assurance approved a Plan of Exchange (the "Plan of Exchange") in accordance with the Alabama Insurance Code in order to form a holding company for Mutual Assurance and its subsidiaries. The Plan of Exchange provided for the mandatory exchange of one share of MAI common stock for each share of issued and outstanding Mutual Assurance common stock. The Plan of Exchange was effected on August 31, 1995.

         At the effective time of the Plan of Exchange, MAI had no stockholders. As a result of the Plan of Exchange, Mutual Assurance became a wholly-owned subsidiary of MAI and the shareholders of Mutual Assurance became the sole stockholders of MAI without any material change in their proportionate ownership of Mutual Assurance and its subsidiaries. Additionally, in accordance with the Plan of Exchange, Mutual Assurance distributed as a dividend to MAI all of its capital stock in MA-West Virginia and PIC-Indiana.

         For accounting purposes, the historical financial statements of Mutual Assurance and its subsidiaries were restated as the consolidated financial statements of MAI and its subsidiaries in a manner similar to that of a pooling combination. Prior to the Plan of Exchange, MAI had no assets, liabilities, revenues or net income.

         Listing on New York Stock Exchange.

         On September 23, 1996, MAI's common stock was listed for trading on the New York Stock Exchange ("NYSE") under the trading symbol "MAI." Simultaneously, MAI's common stock was delisted from trading on NASDAQ/NMS. As a result, MAI is now subject to the rules and regulations of the NYSE rather than the rules and regulations of The Nasdaq Stock Market, Inc.

         Purchased Minority Interest in LifeSouth, Inc.

         On June 3, 1996, MAI Corporation, a wholly-owned subsidiary of Mutual Assurance, completed the purchase of the minority owned shares of common stock of LifeSouth, Inc. ("LifeSouth") at a cash price of $12.24 per share. At the time of the tender offer, MAI Corporation owned approximately 58% of the common stock of LifeSouth, and LifeSouth owned all of the stock of PROActive Insurance Corporation. The price was based upon the liquidation value of LifeSouth and PROActive. PROActive had discontinued its business as a health insurer in 1995. MAI Corporation paid, in the aggregate (including fees and expenses), approximately $2.1 million for the outstanding stock of LifeSouth, Inc., none of which was obtained through any third party financing.

         Business Expansion

         The Company has been the predominant carrier of professional liability insurance for Alabama physicians since it began business in 1977. The Company is actively writing medical liability insurance for health care providers in states principally located in the south and midwest. The Company currently has an active presence in the south and midwest, and the capability to respond outside the region when an opportunity for business arises. In 1997, approximately 49% of the written premiums of the Company were derived from business in states other than Alabama.

         The Company has expanded its business by increasing the number of states in which it directly writes insurance and by acquiring or combining with other professional liability insurers. The Company intends to offer medical malpractice liability insurance on national basis and has, or will apply, for authority to write directly property and casualty insurance in almost all of the states. The Company is currently qualified to reinsure professional medical liability in substantially all states. See "Marketing" and "Regulation" within this caption.

          Effective January 1, 1994, the Company purchased 100% of the common stock of MA-West Virginia (formerly known as West Virginia Hospital Insurance Company). Effective January 1, 1995, the Company purchased approximately 52% of the outstanding capital stock of PIC-Indiana from the Indiana State Medical Association ("ISMA") and during the remainder of 1995, acquired substantially all of the remaining shares of the capital stock of PIC-Indiana. Effective July 16, 1995, Mutual Assurance acquired the recurring professional liability insurance business for health care providers of Physicians Insurance Company of Ohio, an Ohio stock insurer, and its subsidiaries (collectively referred to hereafter as "PIC-Ohio").

         On December 20, 1996, the Company acquired by merger MOMED Holding Co. ("MOMED"). MOMED operates as an insurance holding company, and through its wholly-owned subsidiary, MOMEDICO, is engaged in the business of providing medical professional liability insurance to physicians principally in the State of Missouri.

         In the aggregate, the Company paid approximately $33.6 million in cash and common stock of MAI in order to effect all of the above transactions, none of which was obtained through any third party financing.

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

         While professional liability insurance for physicians and their related practice entities is the principal product offered by the Company, the Company believes that providing insurance to hospitals and other health care organizations continues to represent a significant area for further growth of its insurance business as well as an opportunity to increase its share of the physician market. In recent years, hospitals and vertically integrated health care providers have had an increasingly greater degree of influence over the professional liability insurance coverages of medical staff and affiliated physicians. As this trend continues, the Company expects to increase the number of the physicians insured by its insurance subsidiaries through such relationships. The Company also expects this consolidation will result in an increase in the amount of self-insured risks retained by health care providers, thereby creating a demand by these providers for excess professional liability insurance coverage and risk management and claims administration services.

         The Company has undertaken to develop other insurance products necessitated by changes in the health care industry. The Company has developed and markets through its insurance subsidiaries liability insurance products for health care facilities, managed care organizations, physician practice management companies and integrated delivery systems to include not only direct and vicarious professional liability insurance, but general liability insurance, errors and omissions coverages, directors and officers liability insurance, employment practices liability insurance and other related coverages. Provider stop loss insurance is an excess insurance or reinsurance product designed to limit the risk of a health care provider (whether a hospital, physician group or managed care organization) with respect to contracts under which the insured provider has agreed to provide health care services at a fixed rate. The Company presently intends to continue its efforts to develop insurance products designed to meet the needs of customers in the health care market.

         The consolidation in the health care industry has resulted in intense competition in the professional liability market focusing on the largest accounts. As a result, the Company has developed additional insurance products such as workers' compensation and accident and health insurance to offer to these large accounts to enhance its overall insurance package. As products such as these are developed, the Company may offer these coverages to entities other than health care providers.

MARKETING

         The Company markets its professional liability insurance products directly and through independent agents. In connection with its direct marketing efforts, the Company has provided and continues to provide various services and communications to its insured physicians, dentists and hospitals to promote its professional liability insurance products. These services and communications include provision of risk management consultation, loss prevention seminars and other educational programs for physicians, dentists, nurses and hospital administrators; legislative oversight and active support or opposition of proposed legislation relating to liability issues affecting the health care industry; the preparation and dissemination of newsletters and other printed material with information of interest to the health care industry; and attendance at meetings of the state and local medical societies and related organizations. In 1995, the Company became an accredited provider of continuing medical education that has enabled it to sponsor numerous risk management education seminars which has helped the Company gain exposure among potential insureds. The purpose of these communications and services is to convey that the Company understands the insurance needs of the health care industry, and to promote a commonality of interest between the Company, its insureds, and the medical community generally.

         The Company has entered into endorsement and marketing agreements with organized medical societies and associations in the states in which it offers professional liability insurance, including the Medical Association of the State of Alabama, the Alabama Dental Association, the West Virginia Hospital Association, the Medical Association of the State of West Virginia, the Indiana State Medical Association, the Indiana Dental Association, and the Missouri State Medical Association.

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

         The Company has traditionally relied on direct marketing of its professional liability insurance products to Alabama physicians and hospitals. As a result, the Company has not been required to pay commissions to insurance agents on the sale of a substantial portion of its insurance products. The Company has increasingly relied on the use of agents and brokers in its efforts to increase revenues through expansion of its business outside of Alabama and through the sale of insurance products other than its historical core business of providing medical malpractice liability insurance to physicians and surgeons. Since 1995, the Company has engaged a related party to procure certain insurance and reinsurance products throughout the United States, including without limitation, medical malpractice reinsurance, excess medical malpractice insurance, managed care liability insurance, accident and health insurance and reinsurance, and workers' compensation insurance and reinsurance.

UNDERWRITING AND CLAIMS

         The Company establishes and implements underwriting procedures for all forms of insurance coverage. The Company is responsible for claims investigation, case management, defense planning, and coordination and control of attorneys in the defense of claims of its insureds. The Company has several underwriting and claims committees whose members principally consist of local physicians, dentists and representatives of hospitals and health care entities who advise and participate in the administration of underwriting and claims management with respect to the professional liability insurance written in many states.

         The current policy of the Company is and has been to refuse settlement of and to defend aggressively all claims that appear to have no merit. The Company believes that it has developed relationships with attorneys in Alabama who have significant experience in the defense of medical professional liability claims and who are able to defend aggressively claims against its insureds. The Company intends to develop similar relationships with defense counsel in other states in which it does business through its subsidiaries. Business expansion through acquisitions of, or combinations with, insurers who have a significant presence in a state has enhanced the ability of the Company to engage local defense counsel who will respond to its defense strategy. The Company's claims management philosophy contributes to increased allocated loss adjustment expenses compared to those of other property and casualty lines, but the Company believes it results in greater policyholder loyalty and contributes to the Company's superior combined ratio, which is currently below the industry average.

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

         There are two types of insurance policies, occurrence and claims-made. Under occurrence coverage, insurance is provided against claims of liability arising from incidents which "occur" during the policy period, regardless of when claims arising out of such incidents may be reported. Claims-made coverage provides protection against only those claims which arise out of incidents occurring and of which notice to the insurer is given while coverage is effective. Claims-made policies enable the insurer to estimate its loss reserves with more certainty as reserves for losses are accrued in the year that a claim is reported in the case of claims-made policies instead of in the year of occurrence in the case of occurrence policies. As a result, there is less dependence on the actuarial determination of claims incurred but not reported in establishing the amount of loss reserves with respect to claims-made coverage. At December 31, 1997, the Company's reserves were comprised of approximately 22% occurrence reserves and approximately 78% claims-made reserves.

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

         The uncertainties inherent in estimating ultimate losses on the basis of past experience have grown significantly in recent years principally as a result of judicial expansion of liability standards and expansive interpretations of insurance contracts. These uncertainties may be further affected by, among other factors, changes in the rate of inflation and changes in the propensities of individuals to file claims, and changes in the laws of the states in which the Company does business. Despite these uncertainties, management believes that the methods used by the Company to establish reserves are reasonable and appropriate. These methods include a detailed review of reserves for losses and loss adjustment expenses of each insurance subsidiary being performed by the Company's independent actuaries for each fiscal year. The independent actuaries prepare a report that includes a recommendation as to the respective levels of reserves. Management considers this recommendation as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of its reserves for losses and loss adjustment expenses.

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

CLAIMS RECONCILIATION

         The following table sets forth an analysis of consolidated property and casualty loss reserve liabilities and loss adjustment expense ("LAE") for the Company and provides a reconciliation of beginning and ending consolidated liability balances for the years ended December 31, 1997, 1996, and 1995. As of December 31, 1997, MAI's insurance subsidiaries had consolidated reserves for losses and LAE on a generally accepted accounting principles basis that exceeded those on a statutory basis by approximately $24,082,000, which is principally due to the portion of GAAP reserves that are reflected for statutory accounting purposes as unearned premiums. These unearned premiums are applicable to extended reporting endorsements issued without a premium charge upon death, disability, or retirement.

                                                                                   YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------------
                                                                 1997                     1996                    1995
                                                       ----------------------------------------------------------------------
                                                                                     (DOLLARS IN 000'S)
 Reserve liability, net of reinsurance recoverables,
     at beginning of year                              $             440,040    $             352,521   $             295,541

Provisions for losses and LAE occurring in the
     current year, net of reinsurance
         Insurance subsidiaries                                      124,352                  100,186                  78,856
         Acquired subsidiary                                               -                        -                   2,231

Increase (decrease) in estimated  losses and LAE
     for claims occurring in prior years, net of
     reinsurance                                                     (46,679)                 (27,427)                (27,389)
                                                       ---------------------    ---------------------   ---------------------

Total Incurred during current year,
     net of reinsurance                                               77,673                   72,759                  53,698

Losses and LAE payments for claims, net of reinsurance, occurring during:

     The current year
         Insurance subsidiaries                                       (5,201)                  (3,468)                 (2,191)
         Acquired subsidiary                                               -                        -                  (5,398)

     Prior years                                                     (48,390)                 (27,415)                (24,102)
                                                       ---------------------    ---------------------   ---------------------

Total paid, net of reinsurance                                       (53,591)                 (30,883)                (31,691)
                                                       ---------------------    ---------------------   ---------------------

Reserve liability, net of reinsurance recoverables,
     of acquired subsidiaries                                              -                   45,643                  34,973
                                                       ---------------------    ---------------------   ---------------------

Reserve liability, net of reinsurance recoverables,
     at end of year                                    $             464,122    $             440,040   $             352,521
                                                       =====================    =====================   =====================




Gross liability at end of year                         $             614,720    $             548,732   $             432,937
Reinsurance recoverable                                              150,598                  108,692                  80,416
                                                       ---------------------    ---------------------   ---------------------

Net liability at end of year                           $             464,122    $             440,040   $             352,521
                                                       =====================    =====================   =====================


Gross re-estimated liability                                                    $             499,509   $             351,771
Re-estimated recoverable                                                                      106,146                  71,253
                                                                                ---------------------   ---------------------

Net re-estimated liability                                                      $             393,363   $             280,518
                                                                                =====================   =====================

Note:  The above amounts exclude life reserves.

LOSS RESERVE DEVELOPMENT TABLE

         The following table includes information regarding the development of property and casualty reserves for liability for unpaid losses and LAE of the Company for the years ended December 31, 1987 through 1997: (i) the line entitled "Balance Sheet Reserves, Net of Reinsurance Recoverables" reflects the amount recorded as the reserve for liability for unpaid losses and LAE in the consolidated balance sheet at the end of each year (the "Balance Sheet Reserves"); (ii) the section entitled "Cumulative Paid, Net of Reinsurance Recoverables, As Of" reflects the cumulative amounts paid as of the end of each succeeding year with respect to the previously recorded Balance Sheet Reserves;
(iii) the section entitled "Reestimated Net Liability As Of" reflects the reestimated amount of the liability previously recorded as "Balance Sheet Reserves" that includes the cumulative amounts paid and an estimate of additional liability based upon claims experience as of the end of each succeeding year (the "Net Reestimated Liability"); (iv) the line entitled "Redundancy (Deficiency)" reflects the difference between the previously recorded Balance Sheet Reserve for each applicable year and the Net Reestimated Liability relating thereto as of the end of the most recent fiscal year; and (v) the line entitled "% Redundancy (Deficiency)" reflects the ratio that the Redundancy (Deficiency) bears to the Balance Sheet Reserve in each year during such period.

         The table also includes a section that is intended to compare the Net Reestimated Liability for losses and LAE with the Balance Sheet Reserves as increased to include the reserve for liability for unpaid losses and LAE assumed when the Company commuted substantially all of its quota share reinsurance agreements for losses applicable to all periods prior to August 1, 1989 (the "Commutation"). Pursuant to the Commutation, the Company assumed in 1989 and 1990 liability for unpaid losses and LAE in the amount of approximately $21,000,000 and $2,000,000, respectively, previously ceded to reinsurers. Reserves for such reassumed liability had not been included in the Company's balance sheet prior to 1989 because it had been ceded to reinsurers. The reserves for such previously ceded liability were first included in the Company's balance sheet reserves at the end of the years in which they were reassumed, namely 1989 and 1990. On the other hand, the "Reestimated Liability" for the last succeeding year in the table has included the cumulative unpaid losses and LAE expenses in the reestimated liability attributable to years prior to 1989. Accordingly, Reestimated Liability in the above-referenced years compares cumulative liability for previously ceded unpaid losses and loss adjustment expenses with Balance Sheet Reserves that do not include reserves for such liability.

         The restated portion of the table includes (i) a line entitled "Reserves Assumed in 1989 and 1990 Commutation - Cumulative" to reflect the reserves for liability for unpaid losses and LAE assumed by Mutual Assurance in the Commutation; (ii) a line entitled "Balance Sheet Reserves, Net of Reinsurance Recoverables, After Giving Effect to 1989 and 1990 Commutation" to reflect the sum of the Balance Sheet Reserves and the cumulative reserve for liability for unpaid losses and LAE assumed in the Commutation (the "Adjusted Balance Sheet Reserves"); (iii) a line entitled "Redundancy (Deficiency) in Balance Sheet Reserves, Net of Reinsurance Recoverables, After Giving Effect to 1989 and 1990 Commutation" to reflect the difference between the Adjusted Balance Sheet Reserves and the Net Reestimated Liability for each year prior to 1989; and (iv) a line entitled "% Redundancy (Deficiency) After Giving Effect to 1989 and 1990 Commutation" to reflect the ratio that such difference bears to the Adjusted Balance Sheet Reserves.

         Information presented in the following table is cumulative and, accordingly, each amount includes the effects of all changes in amounts for prior years. The information relating to subsidiaries other than Mutual Assurance is limited to the property and casualty reserves from their respective dates of acquisition. The GAAP basis claims reserves have not been discounted. The Company believes that the table reflects its conservative approach to the reservation of losses and LAE, particularly when compared with the amount of paid losses and LAE as set forth in the table.

                  RESERVE DEVELOPMENT ANALYSIS BY RESERVE DATE

YEAR ENDED DECEMBER 31,              1987            1988            1989            1990              1991        1992
--------------------------------------------------------------------------------------------------------------------------
                                                                    (Dollars in 000's)
BALANCE SHEET RESERVES, NET
  OF REINSURANCE RECOVERABLES         90,000         119,396         169,732         202,937          228,119      252,739

CUMULATIVE PAID, NET OF REINSURANCE
  RECOVERABLES, AS OF:

End Of Year                                0               0               0               0                0            0
One Year Later                         8,937          13,697          15,986          17,340           19,560       19,752
Two Years Later                       21,046          27,516          30,361          34,374           35,461       36,185
Three Years Later                     32,799          39,210          45,266          44,498           46,417       52,550
Four Years Later                      43,455          50,250          52,702          52,076           58,124       58,526
Five Years Later                      52,763          54,118          59,235          61,196           62,573       63,325
Six Years Later                       56,047          59,168          65,976          63,682           65,090
Seven Years Later                     60,275          64,206          66,033          65,877
Eight Years Later                     65,210          63,953          67,625
Nine Years Later                      64,921          65,436
Ten Years Later                       66,388


RE ESTIMATED NET LIABILITY AS OF:
End Of Year                           90,000         119,396         169,732         202,937          228,119      252,739
One Year Later                        96,004         133,910         170,626         195,747          217,558      241,655
Two Years Later                      111,166         137,080         161,414         185,535          205,277      221,236
Three Years Later                    115,759         128,526         156,413         173,996          185,349      190,744
Four Years Later                     108,444         126,641         144,929         157,884          159,301      167,062
Five Years Later                     108,851         115,556         133,054         135,828          139,570      136,996
Six Years Later                      102,345         108,017         113,737         119,336          114,407
Seven Years Later                     95,914          93,649         101,621          93,875
Eight Years Later                     84,862          85,378          83,554
Nine Years Later                      82,074          73,655
Ten Years Later                       73,558

REDUNDANCY(DEFICIENCY)                16,442          45,741          86,179         109,062          113,712      115,743

% REDUNDANCY(DEFICIENCY)               18.27%          38.31%          50.77%          53.74%           49.85%       45.80%

RESERVES ASSUMED IN 1989 & 1990
  COMMUTATION - CUMULATIVE            17,218          19,075           1,969

BALANCE SHEET RESERVES, NET OF
  REINSURANCE RECOVERABLES, AFTER
  GIVING EFFECT TO 1989 & 1990
  COMMUTATION                        107,218         138,471         171,701         202,937          228,119      252,739

REDUNDANCY(DEFICIENCY) IN
  BALANCE SHEET RESERVES,
  NET OF REINSURANCE RECOVERABLES,
  AFTER GIVING EFFECT TO
  1989 & 1990 COMMUTATION             33,660          64,816          88,148         109,062          113,712      115,743

% REDUNDANCY(DEFICIENCY)
  AFTER GIVING EFFECT TO
  1989 & 1990 COMMUTATION              31.39%          46.81%          51.34%          53.74%           49.85%       45.80%




YEAR ENDED DECEMBER 31,                          1993            1994         1995           1996         1997
-----------------------------------------------------------------------------------------------------------------
BALANCE SHEET RESERVES, NET
  OF REINSURANCE RECOVERABLES                    272,392         295,541      352,521        440,040      464,122

CUMULATIVE PAID, NET OF REINSURANCE
  RECOVERABLES, AS OF:

End Of Year                                            0               0            0              0            0
One Year Later                                    21,296          24,102       27,532         48,390
Two Years Later                                   40,988          42,115       58,769
Three Years Later                                 53,186          58,793
Four Years Later                                  61,153
Five Years Later
Six Years Later
Seven Years Later
Eight Years Later
Nine Years Later
Ten Years Later


RE ESTIMATED NET LIABILITY AS OF:
End Of Year                                      272,392         295,541      352,521        440,040      464,122
One Year Later                                   251,445         268,154      325,212        393,363
Two Years Later                                  220,385         239,243      280,518
Three Years Later                                194,213         200,311
Four Years Later                                 159,096
Five Years Later
Six Years Later
Seven Years Later
Eight Years Later
Nine Years Later
Ten Years Later

REDUNDANCY(DEFICIENCY)                           113,296          95,230       72,002         46,679

% REDUNDANCY(DEFICIENCY)                           41.59%          32.22%       20.42%         10.61%

RESERVES ASSUMED IN 1989 & 1990
  COMMUTATION - CUMULATIVE

BALANCE SHEET RESERVES, NET OF
  REINSURANCE RECOVERABLES, AFTER
  GIVING EFFECT TO 1989 & 1990
  COMMUTATION                                    272,392         295,541      352,521        440,040

REDUNDANCY(DEFICIENCY) IN
  BALANCE SHEET RESERVES,
  NET OF REINSURANCE RECOVERABLES,
  AFTER GIVING EFFECT TO
  1989 & 1990 COMMUTATION                        113,296          95,230       72,002         46,679

% REDUNDANCY(DEFICIENCY)
  AFTER GIVING EFFECT TO
  1989 & 1990 COMMUTATION                          41.59%          32.22%       20.43%         10.61%


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

         Risks are reinsured under treaties pursuant to which the reinsurer agrees to assume all or a portion of all risks insured by the Company above its individual risk retention and up to the maximum individual limit offered (currently $26,000,000). Generally, the Company's risk retention level is dependent upon numerous factors including volume of business in a particular region, service infrastructure within a region, level of experience within a region, and the Company's analysis of the potential underwriting results within each region. As a consequence, the Company's retention has varied between 0,000 and $2,000,000 since 1989. Its retention prior to that time is $4,000,000 as a result of profitable commutation of prior reinsurance treaties. Currently, the Company retains $2,000,000 in Alabama, $1,000,000 in Missouri and West Virginia, and $250,000 elsewhere. The Company reinsures the risks above the maximum limits of its reinsurance treaties on a facultative basis - the reinsurer agrees to insure a particular risk up to a designated limit.

         Reinsurance is placed under reinsurance treaties and agreements with a number of individual companies to avoid concentrations of credit risk. For policy periods beginning on or after August 1, 1989, the Company has not placed more than 25% of the total amount of risks ceded to reinsurers with any one reinsurer. The Company relies on reinsurance brokers to assist in the analysis of the credit quality of its reinsurers.

         Although reinsurer insolvencies have resulted in financial difficulties for some insurance companies, the Company's reinsurance recoverable at December 31, 1997 did not include any amounts due from any financially troubled reinsurer.

INVESTMENTS

         Investment management services are provided to the Company by independent third party investment managers. Such services include reviewing and recommending investment policies and implementing and executing investment strategies and are currently provided for a fee based upon the market value of the investment portfolio managed by the Company. The general investment policies of the Company are intended to accommodate its need for liquidity and current income. The primary objective is to achieve a high level of after-tax income, while minimizing risk. Accordingly, investment assets of the Company substantially consist of fixed maturity securities, all of which are investment grade as defined by national rating agencies. See Note 2 of the Notes to the Consolidated Financial Statements for a description of the investments of the Company at December 31, 1997.

COMPETITION

         Traditionally, the physicians and surgeons professional liability market, the hospital professional liability market and the dental professional liability market in the State of Alabama have been highly competitive. The Company acquired a substantial share of the Alabama physicians and surgeons professional liability insurance market in 1977 when the primary Alabama medical professional liability carrier withdrew from Alabama. Competitors, some of which have greater financial resources than the Company, have entered or reentered the Alabama market and many insurance companies currently offer professional liability insurance in Alabama. Other companies engaged in similar lines of business in other states may enter the Alabama market in the future. However, the Company has maintained a dominant market share in Alabama through aggressive defense policies, competitive pricing and a substantial direct marketing effort.

         The Company plans to continue to expand the business of the Company into other states through through increased use of independent agents to market its products and writing new business with multi-state health care providers having a prior relationship with the Company. The Company also intends to expand its business through business combinations with medical professional liability insurers having name recognition and significant support in the medical community in the states in which they do business. The Company believes that it will be competitive with companies who have been offering medical professional liability insurance in those states in which the Company writes insurance. In its marketing efforts in other states, the Company must compete with insurance companies that have pre-existing relationships with prospective customers and name recognition in those states, and that in many cases have greater resources than the Company. Marketing efforts in states other than Alabama will take substantial time and resources in order for prospective customers to become familiar with the Company and its insurance products.

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

         Insurance companies are required to be licensed by the states in which they do business. The Company is currently licensed to do business as a property and casualty insurer in 41 states and the District of Columbia and has or will apply for authority to do business in almost all states. In addition to being licensed as a property and casualty insurer, the Company must submit for prior approval all property and casualty policies, endorsements, underwriting manuals, and rates to the Commissioners of Insurance in order to do business in states in which it is licensed. Currently, the Company is able to write professional liability insurance in 27 states. Approval of policy forms and rates may take a substantial period of time after the license has been issued in a particular state. Further, the possibility exists that the Company may be unable to do business in a state in which it is licensed if desired policies, endorsements, forms, manuals, or rates are not approved by the Commissioner of Insurance in that state.

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

         MAI's insurance subsidiaries must comply with mandatory capital and solvency standards in the states in which they are authorized to do business. In addition, the state insurance codes generally limit the source of dividends payable by a stock insurer to that part of its available surplus funds which is derived from realized net profits on its business. The Holding Company Acts require that a domestic insurer give prior notice to the state Commissioner before the payment of any extraordinary dividend. The Holding Company Acts would permit MAI's insurance subsidiaries to dividend to MAI as much as approximately $30,000,000 as a dividend in 1998 without such notice to the Commissioners. In turn, Delaware corporate law limits MAI from paying dividends in excess of its surplus.

EMPLOYEES

         At December 31, 1997, MAI and its subsidiaries employed 216 persons. None of the employees of MAI or its subsidiaries is represented by a labor union. MAI considers its employee relations to be good.

ITEM 2.  PROPERTIES

         Mutual Assurance is the fee owner of one office building located in the metropolitan area of Birmingham, Alabama. Mutual Assurance purchased its current home office building in March 1989 and during 1993 sold the office building which it formerly occupied. MAI and its subsidiaries are occupying approximately 55,226 square feet of office space in its current home office building. The remaining 101,427square feet of office space in this building are leased to unaffiliated persons or are available to be leased. The office building owned by Mutual Assurance is currently unencumbered.

         MOMED is the fee owner of one office building located in the metropolitan area of St. Louis, Missouri. MOMED and its subsidiaries are occupying 7,709 square feet as their home offices and the remaining 6,501 square feet of office space in this building are leased to unaffiliated persons or is available to be leased. MOMED also owns an apartment building that is held as an investment in real estate. The home office building currently secures a bank loan in the approximate amount of $437,000 and the investment property secures a bank loan in the approximate amount of $157,000.

         MAI's other insurance subsidiaries maintain additional office space under leases with unaffiliated persons which are not considered material.

ITEM 3.  LEGAL PROCEEDINGS

         MAI's insurance subsidiaries are involved in various legal actions, a substantial number of which arise primarily from claims made under insurance policies. While the outcome of all legal actions is not presently determinable, management and its legal counsel are of the opinion that these actions will not have a material adverse effect on the financial position or results of operations of MAI and its subsidiaries.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF MAI

         The executive officers of MAI serve at the pleasure of the Board of Directors. Set forth below are the current executive officers of MAI and a brief description of their principal occupation and employment during the last five years.

         A. DERRILL CROWE, M.D. - Age 61 - Dr. Crowe has been Chairman of the Board and President of MAI since its formation on February 8, 1995. Dr. Crowe has been President, Chief Executive Officer and a director of Mutual Assurance since its organization in 1976. Dr. Crowe serves as a director of each of MAI's insurance subsidiaries and participates on their respective claims and underwriting committees. Dr. Crowe currently serves on the Board of Directors of Citation Corp.

         PAUL R. BUTRUS - Age 57 - Mr. Butrus has served as a director and Executive Vice President of MAI since its formation on February 8, 1995. Mr. Butrus has been employed by Mutual Assurance and its subsidiaries since 1977, and has served as a director of Mutual Assurance since February of 1992. Mr. Butrus serves as a director of each of MAI's insurance subsidiaries and participates on their respective claims and underwriting committees. Mr. Butrus also serves on the Board of Directors of Prime Medical Services, Inc.

         PAUL D. EVEREST, M.D. - Age 77 - Dr. Everest has served as a director and Vice President of MAI since its formation on February 8, 1995. He has served as a director of Mutual Assurance since 1982. Dr. Everest practices medicine in Montgomery, Alabama, specializing in orthopedic surgery.

         JAMES J. MORELLO - Age 49 - Mr. Morello has been the Treasurer of MAI since its formation on February 8, 1995. Mr. Morello has been employed as Treasurer and Chief Financial Officer of Mutual Assurance since 1984. Mr. Morello is a certified public accountant.

         ROBERT D. FRANCIS - Age 35 - Mr. Francis has been the Secretary and Chief Underwriting Officer of MAI since its formation on February 8, 1995. Mr. Francis has served as Secretary and Senior Vice President of Mutual Assurance and was initially employed by Mutual Assurance in 1984. Mr. Francis is currently responsible for Underwriting and Production of Mutual Assurance and for supervising and coordinating underwriting and sales activities of MAI's other insurance subsidiaries.

         MARTIN ENNIS - Age 47 - Mr. Ennis has served as Chief Claims Officer of MAI since its formation on February 8, 1995. He is also Senior Vice President of Mutual Assurance, and has been employed by Mutual Assurance for over fifteen years, principally in claims administration and hospital services. Mr. Ennis is currently in charge of the claims department of Mutual Assurance and is responsible for supervising and coordinating claims administration and hospital services performed by other insurance subsidiaries of MAI.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         At December 31, 1997, MAI had 2,481 stockholders of record and 21,499,361 shares of common stock outstanding. MAI's common stock currently trades on The New York Stock Exchange under the symbol "MAI;" prior to September 23, 1996, the common stock of MAI traded on the NASDAQ National Market Tier of the NASDAQ Stock Market under the symbol "MAIC."

         On August 20, 1997, the Board of Directors of MAI declared a two-for-one stock split. The quarterly price range for MAI common stock, which is shown below, has been adjusted to reflect the stock split as if it had occurred on January 1, 1996:

        Quarter                             1997                                            1996
        -------                             ----                                            ----
                                    High                 Low                    High                      Low
                                    ----                 ---                    ----                      ---
First                              $17.94               $15.38                 $16.88                   $15.75
Second                              20.63                16.19                  19.00                    16.13
Third                               30.00                19.82                  18.75                    15.00
Fourth                              30.00                26.13                  17.13                    16.19


         The quotations above reflect trading on The New York Stock Exchange effective September 23, 1996 and, prior to that date, on the NASDAQ Stock Market. Activity prior to September 23, 1996 reflects interdealer prices without retail mark up, mark down or commission and may not necessarily represent actual transactions.

         Information regarding restrictions on the ability of MAI and its insurance subsidiaries to pay dividends is incorporated by reference from the last paragraph under the caption "REGULATION" in Part I on page 14 of this Form 10-K.

         On December 4, 1997, the Board of Directors of Mutual Assurance declared stock dividend of five percent. The Board of Directors of MAI declared stock dividends of six percent in 1996 and 1995 and stock dividends of five percent in 1994, 1993, and 1992. Stock dividends should not be considered regular dividends as each dividend has been specially considered by the Board of Directors. Neither Mutual Assurance nor MAI has paid any cash dividends on its common stock. MAI currently intends to continue its policy of not paying a regular dividend.

ITEM 6. SELECTED FINANCIAL DATA
------------------------------------------------------------------------------

                                               1997          1996           1995           1994         1993
---------------------------------------------------------------------------------------------------------------
                                                    (in thousands, except share and per share amounts)
OPERATING DATA:
(years ended December 31)

Direct and assumed
    premiums written                      $   188,195   $   137,840  $    108,442    $    74,275   $    65,856

Earned premiums                               158,061       134,162        94,517         73,282        65,553

Reinsurance expense                           (39,094)      (29,644)      (18,564)       (11,856)       (8,324)

Net premiums earned                           118,967       104,518        75,953         61,426        57,228

Net investment income                          38,474        32,114        29,582         23,072        22,468

Other income                                    3,301         2,728         4,738          1,109         7,976

    Total revenues                            160,742       139,360       110,273         85,607        87,672

Net losses and loss
    adjustment expenses                        77,674        72,759        53,642         43,887        44,774

Net income (A)                                 37,458        31,149        29,663         24,767        30,529

Net income per share of
    common stock (Basic and Diluted) (B)  $      1.74   $      1.49   $      1.42    $      1.16   $      1.43

Weighted average number
    of shares outstanding (B)              21,510,921    20,872,341    20,846,836     21,334,386    21,334,385



BALANCE SHEET DATA:(D)
(as of December 31)

Total investments (C)                     $   720,202   $   666,759   $   543,998    $   437,865   $   423,098

Total assets (C)                            1,063,173       905,308       720,478        565,744       507,529

Reserve for losses and
    loss adjustment expenses                  614,729       548,742       432,945        356,000       312,333

Total liabilities                             775,985       660,743       512,465        404,194       352,619

Total capital (C)                             287,188       244,565       206,030        159,648       153,138

Total capital per share of
    common stock outstanding (B)          $     13.36   $     11.33   $      9.88    $      7.66   $      7.26

Common stock outstanding
    at end of year (B)                     21,499,360    21,584,877    20,847,733     20,846,789    21,089,797

(A) Net income for 1993 includes $3.6 million which represents the cumulative effect of a change in accounting for income taxes resulting from the adoption of Financial Accounting Standards Board (FASB) Statement 109.

(B) The Board of Directors declared special stock dividends in December 1997 (5%), 1996 (6%), 1995 (6%), 1994 (5%) and 1993 (5%); and in August 1997 the
     Board declared a two-for-one stock split. All Net income per share and Total capital per share data on this page has been restated as if the dividends and the stock split had been declared on January 1, 1993. Additionally, treasury stock is excluded from the date of acquisition for purposes of determining the weighted average number of shares outstanding used in the computation of net income per share of common stock.

 (C) Total investments and capital at December 31, 1997, 1996, 1995, 1994 and 1993 includes net unrealized gains and/or losses on available-for-sale securities resulting from the Company's adoption of FASB Statement 115. In accordance with FASB Statement 115, prior-year financial statements have not been restated to reflect this change in accounting principle.

(D) As a result of the December 20, 1996 acquisition of MOMED, amounts attributable to MOMED are included in the above balance sheet data but are considered immaterial for inclusion in the Company's 1996 operations. Reference Note 8 of the Notes to Consolidated Financial Statements of MAIC Holdings and subsidiaries.

ITEM. 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For purposes of this management discussion and analysis, the term "Company" refers to Medical Assurance, Inc. (formerly MAIC Holdings, Inc.) and its consolidated subsidiaries. The consolidated subsidiaries consist principally of operating insurance companies.

         Medical Assurance, Inc. is a Delaware corporation formed by Mutual Assurance, Inc. (Mutual Assurance) to serve as a holding corporation for Mutual Assurance and other subsidiaries. Shareholders approved a proposal to change the holding company's name from MAIC Holdings, Inc. to Medical Assurance, Inc. effective June 1, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The payment of losses, loss adjustment expenses, and operating expenses in the ordinary course of business is currently the Company's principal need for liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided from these activities was sufficient during 1997 to meet the Company's operating needs, and the Company believes those sources will be sufficient to meet its cash needs for operating purposes for at least the next twelve months. Prolonged and increasing levels of inflation could cause increases in the dollar amount of losses and loss adjustment expenses and may therefore adversely affect future reserve develop ment. To minimize such risk, the Company (i) maintains what its management considers to be strong and adequate reinsurance, (ii) conducts regular actuarial reviews to ensure, among other things, that current reserves do not become deficient, and (iii) maintains adequate asset liquidity.

         The Company did not borrow any funds during the years ended December 31, 1997 and 1996, and currently has no requirements indicating a need to borrow significant funds in the next twelve months. However, the need for additional capital may arise in order to achieve the Company's ultimate goals of expansion, as discussed below. The Company continues to have available through a lending institution a line of credit in the amount of $40 million that could be used for these additional capital requirements. The Company is not charged a fee nor is it required to maintain compensating balances in connection with this line of credit.

         The Company's Board of Directors has authorized the purchase of its common stock in the open market; the Company purchased 102,600 (giving effect to the 2 for 1 stock split in 1997) shares of its stock in 1997. At December 31, 1997, approximately $6.6 million remains available for purposes of purchasing its own common stock.

BUSINESS EXPANSION

         The Company, principally through Mutual Assurance, has been developing a marketing strategy to address the insurance needs of hospitals and vertically integrated health care providers. The Company expects organizations such as these to represent increasing market opportunities for professional liability and related insurance products because of the trend toward the consolidation of health care providers. In certain instances, Mutual Assurance's surplus is a competitive factor in this "large account" market because its principal competitors are larger than those with whom Mutual Assurance has historically had to compete.

         The Company has developed additional insurance products such as workers' compensation and accident and health insurance to offer to these large accounts to enhance its overall insurance package. As products such as these are developed, the Company may offer these coverages to entities other than health care providers.

         In addition to its expansion into this growing market for "large accounts", the Company also intends to expand through the acquisition of, or combination with, medical professional liability insurers that have a significant presence in states other than Alabama. During 1997, 1996 and 1995, the Company completed the following business combinations:

                                                                                                     Accounting
Date                  Company                                                       Location         Treatment
--------------------------------------------------------------------------------------------------------------
January 1995          Physicians Insurance Company of Indiana, Inc.                 Indiana          Purchase
December 1996         MOMED Holding Company                                         Missouri         Purchase

         During July 1995, the Company acquired the recurring medical professional insurance business of Physicians Insurance Company of Ohio and its subsidiary.

         The business combination of MOMED Holding Company (MOMED) was effective December 20, 1996. The consolidated balance sheets of the Company include the consolidated balance sheets of MOMED and its subsidiaries; however, MOMED operations for the period December 20, 1996 through December 31, 1996 were considered immaterial for inclusion in the Company's consolidated statement of income. Selected consolidated financial data for MOMED and its subsidiaries, including its primary subsidiary Missouri Medical Insurance Company, for the years ending December 31, 1996 and 1995 is as follows (dollars in thousands):

                                                                                        Year ended December 31
                                                                                 1996                       1995
                                                                             ------------               -----------
Total investments                                                            $     73,616               $    72,504
Total policy liabilities                                                           68,730                    61,679

Premiums written                                                                   11,098                    12,599
Net premiums earned                                                                11,208                    11,666
Net investment income                                                               4,336                     4,236
Net losses and loss adjustment expenses                                             6,720                    10,734
Net income                                                                          4,333                     4,077

         The above summary operations information does not necessarily reflect the results of operations as they actually would have been if the acquisition had occurred at the beginning of the periods presented or of results which may occur in the future.

         Total consideration paid for the 1996 and 1995 business expansion transactions was approximately $32,162,000, including 837,774 (after giving effect to subsequent stock dividends and the stock split) shares of the Company's stock issued as part of the 1996 purchase of MOMED. Intangible assets recorded in connection with the above transactions totaled $7,653,000 and are being amortized over periods ranging from 10 to 20 years.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Premiums

         The following table presents information related to consolidated written and earned premiums and reinsurance expense (dollars in thousands):

                                                                                           Increase
                                                                    1997        1996      (Decrease)
                                                                  --------------------    ----------
Direct and assumed premiums written                               $188,195    $137,840     $50,355
                                                                  ========    ========     =======

Premiums earned                                                   $158,061    $134,162     $23,899
Premiums ceded                                                     (39,094)    (29,644)     (9,450)
                                                                  --------    --------     -------
Net premiums earned                                               $118,967    $104,518     $14,449
                                                                  ========    ========     =======

         Of the $50,355,000 increase in written premiums, $23,300,000 is attributable to increased medical malpractice premiums, of which $11,000,000 relates to the inclusion of MOMED in 1997. The remaining increase is attributable to other related lines of business (see Business Expansion), which principally includes an increase of $18,945,000 in accident and health premiums, and an $8,401,000 increase in workers compensation premiums.

         The Company cedes reinsurance to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. Premiums ceded are estimated based on the terms of the respective reinsurance agreements. The estimated expense is continually reviewed and any adjustments which become necessary are included in current operations. Amounts recoverable from reinsurers are estimated in a manner consistent with the loss liability associated with the reinsured policies. The $ 9,450,000 increase in premiums ceded for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is principally due to additional written and assumed premiums, and as respects this new business, increased cessions of risks to reinsurers. The Company continually reviews the levels of coverages ceded and the related costs.

Investment Income

         The Company had consolidated net investment income of $38,474,000 for the year ended December 31, 1997, as compared to $32,114,000 for the year ended December 31, 1996, reflecting an increase of $6,360,000. The increased income is primarily due to (1) an increase in the amount of invested assets, and (2) 1997 investment income attributable to MOMED of $4,306,000. Invested assets increased to $681,074,000 at December 31, 1997 from $639,861,000 at December 31, 1996, which includes $74,531,000 and $72,719,000 at 1997 and 1996, respectively, attributable to MOMED. The yield on invested assets decreased to 5.9% for 1997 from 6.1% for 1996. The average composition of invested assets changed little from 1996 to 1997, with non-taxable investments comprising an average of 58% for the year 1997 and 56% for the year 1996.

         For purposes of the above discussion, invested assets are comprised of fixed maturities and equity securities at amortized cost and short-term investments; the earnings on such invested assets constitute the related net investment income. The Company calculates the yield on invested assets by dividing the related investment income (annualized for interim periods) by the monthly average of invested assets.

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

         Equity securities increased to $44,880,000 at December 31, 1997 from $33,066,000 at December 31, 1996. The equity securities for 1997 consisted of $23,201,000 of fixed rate preferred stocks and $21,679,000 of common stocks compared to $22,307,000 of fixed rate preferred stocks and $10,759,000 of common stocks for 1996. Disposition of investments prior to maturity may result in a net gain or loss which would be classified as "Other Income".

Other Income

         Other income increased by approximately $600,000 for the year ended December 31, 1997 compared to the year ended December 31, 1996. The increase is principally attributable to greater capital gains realized upon the sale of securities during 1997 as compared to 1996.

Losses

         The reserve for losses and loss adjustment expenses represents management's conservative best estimates of the ultimate cost of all losses incurred but unpaid. The reserves were evaluated by independent consulting actuaries and reflect consideration of prior loss experience and changes in the frequency and severity of claims. Actual incurred losses may vary from estimated amounts due to the inherent difficulty in estimating development of long-tailed lines of business. The estimated liability is continually reviewed and any adjustments which become necessary are included in current operations. The Company's management believes that its actual incurred losses and loss adjustment expenses will not significantly exceed its reported estimated amounts.

         Consolidated loss and loss adjustment expenses (losses) and the related loss ratios are summarized in the following table (dollars in thousands). The ratio for losses below is based on premiums earned; the ratio for net losses is based on net premiums earned.

                                                              1997                   1996
                                                       -----------------------------------------
                                                                   Loss                    Loss
                                                        Losses     Ratio        Losses     Ratio
                                                       ------------------      -----------------
Losses                                                 $118,025       75%      $104,025       78%
                                                                   =====                   =====
Reinsurance recoveries                                  (40,351)                (31,266)
                                                       --------                --------
Net losses                                             $ 77,674       65%      $ 72,759       70%
                                                       ========    =====       ========    =====

         The Company's losses and loss adjustment expenses for the years ended December 31, 1997 and 1996 reflect loss ratios of 75% and 78%, respectively. The above loss ratios reflect improvement of loss development in prior years coverage. However, as the Company continues its expansion efforts, the improvement of loss development for prior years could have a smaller impact on the loss ratios of future years. See Footnote 9 to the Consolidated Financial Statements included elsewhere herein.

         The increase in reinsurance recoveries primarily results from the increase in losses and loss adjustment expenses and the increased cessions to reinsurers.

Underwriting, Acquisition and Insurance Expenses

         Consolidated expenses increased by $8,174,000 (32%) for the year ended December 31, 1997 compared to the year ended December 31, 1996, of which $2,381,000 is attributable to the inclusion of MOMED in 1997. The additional increase results primarily from policy acquisition costs associated with new business, along with the other costs associated with the Company's current business strategy. This strategy calls for the Company to continue investigating potential acquisition opportunities and the possibility of expansion into additional markets.

Income Taxes

         The Company's effective tax rate for the years ended December 31, 1997 and 1996 was 24%. The effective tax rates were lower than the statutory rate of 35% principally because of the effect of tax exempt investment income. There are no loss carryforwards included in the deferred tax asset.

IMPACT OF YEAR 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         New software systems that the Company has acquired and implemented for ongoing operational purposes function properly with respect to dates in the year 2000 and thereafter. The Company's timetable for completing its conversion to the new software is such that the Company does not believe the Year 2000 Issue poses a significant operational problem. Becoming Year 2000 compliant is incidental to implementing the new software system; therefore, costs specifically related to Year 2000 compliance are minimal.

         The Company is evaluating Year 2000 compliance by third parties with which it does a significant amount of business, and is not currently aware of any problems that will have a material impact on its operations.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Premiums

         The following table presents information related to consolidated written and earned premiums and reinsurance expense (dollars in thousands):

                                                                                                        Increase
                                                                       1996             1995           (Decrease)
                                                                  -------------------------------      ----------
Direct and assumed premiums written                               $      137,840    $     108,442    $       29,398
                                                                  ==============    =============    ==============

Premiums earned                                                   $      134,162    $      94,517    $       39,645
Premiums ceded                                                           (29,644)         (18,564)           11,080
                                                                  --------------    -------------    --------------
Net premiums earned                                               $      104,518    $      75,953    $       28,565
                                                                  ==============    =============    ==============

         The increase in premiums written and earned for the year ended December 31, 1996 compared to the year ended December 31, 1995 is due principally to an increase of $14,647,000 in direct premiums written in states other than Alabama and the addition of $11,469,000 of reinsurance premiums. Other variations in the normal course of business for the Company comprise the remainder of the variance. The $11,080,000 increase in premiums ceded for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is principally due to additional written and assumed premiums in states other than Alabama, and as respects this new business, increased cessions of risks to reinsurers.

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

Other Income

         Other income decreased by $2,010,000 for the year ended December 31, 1996 compared to the year ended December 31, 1995. The increase is principally attributable to fewer capital gains realized upon the sale of securities during 1996 as compared to 1995.

Losses

         Consolidated loss and loss adjustment expenses (losses) and the related loss ratios are summarized in the following table (dollars in thousands). The ratio for losses below is based on premiums earned; the ratio for net losses is based on net premiums earned.

                                                                   1996                            1995
                                                       --------------------------------------------------------
                                                                           Loss                           Loss
                                                           Losses          Ratio            Losses        Ratio
                                                       --------------      -----       --------------     -----
Losses                                                 $      104,025         78%      $      73,325        78%
                                                                           =====                          ====
Reinsurance recoveries                                        (31,266)                       (19,683)
                                                       --------------                  -------------
Net losses                                             $       72,759         70%      $      53,642        71%
                                                       ==============      =====       =============      ====


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

Underwriting, Acquisition and Insurance Expenses

         Consolidated expenses increased by $7,833,000 (44%) for the year ended December 31, 1996 compared to the year ended December 31, 1995. The increase resulted primarily from policy acquisition costs associated with new business.

Income Taxes

         The Company's effective tax rates for the years ended December 31, 1996 and 1995 were 24% and 23%, respectively. The 1996 and 1995 effective tax rates were lower than the statutory rate of 35%, principally because of the effect of tax exempt investment income. There are no loss carryforwards included in the deferred tax asset.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements and Financial Statement Schedules of MAI and subsidiaries listed in Item 14(a) have been included herein beginning on page 29. The Supplementary Financial Information required by Item 302 of Regulation S-K is included in Note 10 of the Notes to Consolidated Financial Statements of MAI and its subsidiaries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item regarding executive officers is included in Part I of this Form 10-K (Page 15) in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.

         The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from MAI's definitive proxy statement for the 1998 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 30, 1998.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from MAI's definitive proxy statement for the 1998 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 30, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. PRINCIPAL STOCKHOLDERS.

         The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from MAI's definitive proxy statement for the 1998 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 30, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from MAI's definitive proxy statement for the 1998 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 30, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON  FORM 8-K.

(a) Financial Statements. The following consolidated financial statements of Medical Assurance, Inc. and subsidiaries are included herein in accordance with Item 8 of Part II of this report.

         Report of Ernst & Young LLP.

         Consolidated balance sheets - December 31, 1997 and 1996

         Consolidated statements of changes in capital - years ended December 31, 1997, 1996 and 1995

         Consolidated statements of income - years ended December 31, 1997, 1996 and 1995

         Consolidated statements of cash flows - years ended December 31, 1997, 1996 and 1995

         Notes to consolidated financial statements.

      Financial Statement Schedules. The following consolidated financial statement schedules of MAI and subsidiaries are included herein in accordance with Item 14(d):

                  Schedule I - Summary of Investments - Other than Investments in Related Parties.

                  Schedule II - Condensed Financial Information of MAI.

                  Schedule III - Supplementary Insurance Information.

                  Schedule IV - Reinsurance.

                  Schedule VI - Supplementary Property and Casualty Information.

      All other schedules to the consolidated financial statements required by
      Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) MAI did not file any Reports on Form 8-K during the quarter ended December 31, 1997.

(c)   The exhibits required to be filed by Item 14(c) are listed herein in the
      Exhibit Index.

(d)   Financial Data Schedule as required by EDGAR (for SEC Use Only)

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 19th day of March, 1998.

                                       MEDICAL ASSURANCE, INC.



                                       By:/s/ A. Derrill Crowe, M.D.
                                          -------------------------------------
                                              A. Derrill Crowe, M.D.
                                              President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                        Title                               Date
----                                        -----                               ----

/s/ A. Derrill Crowe                         President (principal                March 19, 1998
-------------------------------              executive officer)
A. Derrill Crowe, M.D.                       and Director


/s/ James J. Morello                         Treasurer (principal                March 19, 1998
-------------------------------              financial officer and
James J. Morello                             principal accounting
                                             officer)


/s/ Paul R. Butrus                           Director                            March 19, 1998
-------------------------------
Paul R. Butrus

/s/ Richard V. Bradley, M.D.                 Director                            March 19, 1998
-------------------------------
Richard V. Bradley

/s/ Norton E. Cowart                         Director                            March 19, 1998
-------------------------------
Norton E. Cowart

/s/ Paul D. Everest                          Director                            March 19, 1998
-------------------------------
Paul D. Everest, M.D.


/s/ Robert E. Flowers, M.D.                  Director                            March 19, 1998
-------------------------------
Robert E. Flowers, M.D.


/s/ Leon C. Hamrick                          Director                            March 19, 1998
-------------------------------
Leon C. Hamrick, M.D.


/s/ John P. North, Jr.                       Director                            March 19, 1998
-------------------------------
John P. North, Jr.

                    Medical Assurance, Inc. and Subsidiaries
                         (formerly MAIC Holdings, Inc.)

                        Consolidated Financial Statements



                  Years ended December 31, 1997, 1996 and 1995

                                    CONTENTS

Report of Independent Auditors.................................................................................... 1

Audited Consolidated Financial Statements

Consolidated Balance Sheets....................................................................................... 2
Consolidated Statements of Changes in Capital..................................................................... 4
Consolidated Statements of Income................................................................................. 5
Consolidated Statements of Cash Flows............................................................................. 6
Notes to Consolidated Financial Statements........................................................................ 8

                         Report of Independent Auditors

Board of Directors
Medical Assurance, Inc.
(Formerly MAIC Holdings, Inc.)

We have audited the accompanying consolidated balance sheets of Medical Assurance, Inc. (formerly MAIC Holdings, Inc.) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Assurance, Inc. (formerly MAIC Holdings, Inc.) and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



February 6, 1998

                    Medical Assurance, Inc. and Subsidiaries
                         (formerly MAIC Holdings, Inc.)

                           Consolidated Balance Sheets


                                                                                            DECEMBER 31
                                                                                1997                             1996
                                                                      --------------------------------------------------------
                                                                                   (DOLLAR AMOUNTS IN THOUSANDS)
ASSETS
Investments:
     Fixed maturities available for sale, at market value             $              617,914            $             564,938
     Equity securities available for sale, at market value                            44,880                           33,066
     Real estate, net                                                                 11,933                           12,352
     Short-term investments                                                           45,475                           56,403
                                                                      ----------------------            ---------------------
Total investments                                                                    720,202                          666,759


Cash and cash equivalents                                                             12,248                           14,033
Premiums receivable                                                                   92,051                           33,896
Receivable from reinsurers                                                           150,598                          108,692
Prepaid reinsurance premiums                                                          17,580                           14,152
Deferred taxes                                                                        33,273                           36,132
Other assets                                                                          37,221                           31,644












                                                                      ----------------------            ---------------------

                                                                      $            1,063,173            $             905,308
                                                                      ======================            =====================

                                                                                                  DECEMBER 31
                                                                                       1997                          1996
                                                                                  --------------------------------------------
                                                                                          (DOLLAR AMOUNTS IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Policy liabilities and accruals:
         Reserve for losses and loss adjustment expenses                          $        614,729            $       548,742
         Unearned premiums                                                                  79,700                     54,920
         Reinsurance premiums payable                                                       53,752                     31,789
                                                                                  ----------------            ---------------
     Total policy liabilities                                                              748,181                    635,451
     Income taxes payable                                                                    1,240                      2,852
     Other liabilities                                                                      26,564                     22,440
                                                                                  ----------------            ---------------
Total liabilities                                                                          775,985                    660,743

Commitments and contingencies                                                                    -                          -

Stockholders' equity:
     Common stock, par value $1 per share;
         100,000,000 shares authorized; 21,721,562 and
         10,339,245 shares issued, respectively                                             21,722                     10,339
     Additional paid-in capital                                                            143,037                    123,218
     Net unrealized gains on securities available for
         sale, net of deferred taxes of $7,947 and
         $4,392, respectively                                                               14,704                      8,157
     Retained earnings                                                                     109,524                    103,027
                                                                                  ----------------            ---------------
                                                                                           288,987                    244,741
     Less treasury stock at cost, 222,201 and 57,214
         shares, respectively                                                               (1,799)                      (176)
                                                                                  ----------------            ---------------
Total stockholders' equity                                                                 287,188                    244,565
                                                                                  ----------------            ---------------

                                                                                  $      1,063,173            $       905,308
                                                                                  ================            ===============


See accompanying notes.

                    Medical Assurance, Inc., and Subsidiaries
                         (formerly MAIC Holdings, Inc.)

                  Consolidated Statements of Changes in Capital
                          (dollar amounts in thousands)

                                                                                       ADDITIONAL                     NET
                                                              COMMON                     PAID-IN                  UNREALIZED
                                                               STOCK                     CAPITAL                GAINS (LOSSES)
                                                       -------------------        --------------------        ------------------

Balance at December 31, 1994                           $             8,974                      77,537        $           (3,366)
6% stock dividend ($22,530 paid
    in cash in lieu of fractional
    shares)                                                            530                      16,964                         -
Change in market value of securities
    available for sale, net of deferred taxes                            -                           -                    16,729
Common stock issued for service awards                                   1                          12                         -
Retirement of common stock                                            (128)                     (2,500)                        -
Net income                                                               -                           -                         -
                                                       -------------------        --------------------        ------------------
Balance at December 31, 1995                                         9,377                      92,013                    13,363
6% stock dividend ($33,795 paid in cash
    in lieu of fractional shares)                                      584                      18,919                         -
Change in market value of securities
    available for sale, net of deferred taxes                            -                           -                    (5,206)
Common stock issued for service awards                                   1                          34                         -
Common stock issued for compensation                                     1                          20                         -
Common stock issued for acquisition                                    376                      12,232                         -
Net income                                                               -                           -                         -
                                                       -------------------        --------------------        ------------------
Balance at December 31, 1996                                        10,339                     123,218                     8,157

100% stock dividend                                                 10,340                     (10,340)                        -
5% stock dividend ($67,590 paid in cash
    in lieu of fractional shares)                                    1,032                      29,862                         -
Change in market value of securities
    available for sale, net of deferred taxes                            -                           -                     6,547
Common stock issued for service awards                                   1                          41                         -
Common stock issued for compensation                                     9                         247                         -
Common stock issued for acquisition                                      1                           9                         -
Purchase of treasury stock                                               -                           -                         -
Sale of treasury stock                                                   -                           -                         -
Net income                                                               -                           -                         -
                                                       ===================        ====================        ==================
Balance at December 31, 1997                           $            21,722        $            143,037        $           14,704
                                                       ===================        ====================        ==================


                                                          RETAINED                   TREASURY
                                                          EARNINGS                    STOCK                       TOTAL
                                                   ---------------------       -------------------       ----------------------

Balance at December 31, 1994                       $             79,269        $           (2,766)       $             159,648
6% stock dividend ($22,530 paid
    in cash in lieu of fractional
    shares)                                                     (17,517)                        -                          (23)
Change in market value of securities
    available for sale, net of deferred taxes                         -                         -                       16,729
Common stock issued for service awards                                -                         -                           13
Retirement of common stock                                            -                     2,628                            -
Net income                                                       29,663                         -                       29,663
                                                   --------------------        ------------------        ---------------------
Balance at December 31, 1995                                     91,415                      (138)                     206,030
6% stock dividend ($33,795 paid in cash
    in lieu of fractional shares)                               (19,537)                        -                          (34)
Change in market value of securities
    available for sale, net of deferred taxes                         -                         -                       (5,206)
Common stock issued for service awards                                -                         -                           35
Common stock issued for compensation                                  -                         -                           21
Common stock issued for acquisition                                   -                       (38)                      12,570
Net income                                                       31,149                         -                       31,149
                                                   --------------------        ------------------        ---------------------
Balance at December 31, 1996                                    103,027                      (176)                     244,565

100% stock dividend                                                   -                         -                            -
5% stock dividend ($67,590 paid in cash
    in lieu of fractional shares)                               (30,961)                        -                          (67)
Change in market value of securities
    available for sale, net of deferred taxes                         -                         -                        6,547
Common stock issued for service awards                                -                         -                           42
Common stock issued for compensation                                  -                         -                          256
Common stock issued for acquisition                                   -                         -                           10
Purchase of treasury stock                                            -                    (1,708)                      (1,708)
Sale of treasury stock                                                -                        85                           85
Net income                                                       37,458                         -                       37,458
                                                   ====================        ==================        =====================
Balance at December 31, 1997                       $            109,524        $           (1,799)       $             287,188
                                                   ====================        ==================        =====================

See accompanying notes.

                    Medical Assurance, Inc., and Subsidiaries
                         (formerly MAIC Holdings, Inc.)

                        Consolidated Statements of Income

                                                                             YEAR ENDED DECEMBER 31
                                                            1997                       1996                        1995
                                                   ----------------------------------------------------------------------------
                                                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Direct and assumed premiums written                $             188,195      $            137,840        $            108,442
                                                   =====================      ====================        ====================

Revenues:
     Premiums earned                               $             158,061      $            134,162        $             94,517
     Premiums ceded                                              (39,094)                  (29,644)                    (18,564)
                                                   ---------------------      --------------------        --------------------
     Net premiums earned                                         118,967                   104,518                      75,953
     Net investment income                                        38,474                    32,114                      29,582
     Other income                                                  3,301                     2,728                       4,738
                                                   ---------------------      --------------------        --------------------
Total revenues                                                   160,742                   139,360                     110,273


Expenses:
     Losses and loss
         adjustment expenses                                     118,025                   104,025                      73,325
     Reinsurance recoveries                                      (40,351)                  (31,266)                    (19,683)
                                                   ---------------------      --------------------        --------------------
     Net losses and loss
         adjustment expenses                                      77,674                    72,759                      53,642
     Underwriting, acquisition,
         and insurance expenses                                   33,903                    25,729                      17,896
                                                   ---------------------      --------------------        --------------------
Total expenses                                                   111,577                    98,488                      71,538
                                                   ---------------------      --------------------        --------------------
Income before income taxes
     and minority interests                                       49,165                    40,872                      38,735

Provision for income taxes:
     Current expense                                              12,373                    11,330                      12,694
     Deferred benefit                                               (666)                   (1,693)                     (3,702)
                                                   ---------------------      --------------------        --------------------
                                                                  11,707                     9,637                       8,992
                                                   ---------------------      --------------------        --------------------

Income before minority interests                                  37,458                    31,235                      29,743
Minority interests                                                     -                       (86)                        (80)
                                                   ---------------------      --------------------        --------------------
Net income                                         $              37,458      $             31,149        $             29,663
                                                   =====================      ====================        ====================



Basic earnings per share                           $                1.74      $               1.49        $               1.42
                                                   =====================      ====================        ====================

Diluted earnings per share                         $                1.74      $               1.49        $               1.42
                                                   =====================      ====================        ====================

Weighted average number
     of common shares
     outstanding                                                  21,511                    20,872                      20,847
                                                   =====================      ====================        ====================


See accompanying notes.

                    Medical Assurance, Inc., and Subsidiaries
                         (formerly MAIC Holdings, Inc.)

                      Consolidated Statements of Cash Flows

                                                                                        YEAR ENDED DECEMBER 31
                                                                     1997                         1996                    1995
                                                           ------------------------------------------------------------------------
                                                                                    (DOLLAR AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                 $           37,458          $           31,149        $           29,663
Adjustments to reconcile net income
     to net cash provided (used) by
     operating activities:
         Depreciation                                                   1,328                       1,236                     1,062
         Amortization                                                  17,095                       8,868                     4,608
         Net realized (gain) on sale of
            investments                                                (1,739)                     (1,532)                   (3,397)
         Deferred income taxes (benefit)                                 (666)                     (1,693)                   (3,702)
         Policy acquisition costs, deferred                           (18,126)                     (9,879)                   (3,636)
         Other                                                            278                         (68)                     (312)
         Changes in assets and liabilities, net
            of effects of business combinations:
                Premiums receivable                                   (58,155)                    (13,152)                  (11,902)
                Income taxes receivable/payable                        (1,612)                        952                     2,105
                Receivable from reinsurers                            (41,906)                    (16,765)                  (19,129)
                Prepaid reinsurance premiums                           (3,428)                       (356)                   (8,179)
                Other assets                                           (4,137)                     (1,212)                   (3,640)
                Reserve for losses and loss
                   adjustment expenses                                 65,987                      58,695                    40,912
                Unearned premiums                                      24,780                       5,045                    17,552
                Reinsurance premiums payable                           21,963                       4,377                     3,988
                Other liabilities                                       4,124                       9,171                     1,242
                                                           ------------------          ------------------         -----------------
Net cash provided by operating activities                              43,244                      74,836                    47,235

INVESTING ACTIVITIES
Purchases of fixed maturities
     available for sale                                              (211,806)                   (155,606)                 (195,716)
Purchases of equity securities
     available for sale                                               (15,691)                    (23,159)                   (6,565)
Proceeds from sale or maturities
     of fixed maturities available for sale                           166,587                     133,145                   156,615
Proceeds from sale of equity securities
     available for sale                                                 6,890                       2,084                       746
Purchases of real estate                                                 (253)                          -                         -
Net decrease (increase) in
     short-term investments                                            10,928                     (16,675)                    3,608
Purchase of subsidiaries                                                    -                      (7,263)                   (4,160)
Distribution from subsidiaries                                              -                       3,628                         -
Other                                                                       6                      (1,161)                   (2,524)
                                                           ------------------          ------------------          ----------------
Net cash (used) by investing activities                               (43,339)                    (65,007)                  (47,996)

                                                                              YEAR ENDED DECEMBER 31
                                                           1997                         1996                         1995
                                                 ---------------------------------------------------------------------------------
FINANCING ACTIVITIES
Dividends paid                                   $                  (67)       $                (34)       $                  (23)
Purchase of treasury stock, net                                  (1,623)                          -                             -
                                                 ----------------------        --------------------        ----------------------
Net cash (used) by financing activities                          (1,690)                        (34)                          (23)
                                                 ----------------------        --------------------        ----------------------
Increase (decrease) in cash and
     and cash equivalents                                        (1,785)                      9,795                          (784)

Cash and cash equivalents at beginning
     of year                                                     14,033                       4,238                         5,022
                                                 ----------------------        --------------------        ----------------------
Cash and cash equivalents at end
     of year                                     $               12,248        $             14,033        $                4,238
                                                 ======================        ====================        ======================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION
Cash paid during the year for:
     Income taxes                                $               12,175        $             11,075        $               10,522
                                                 ======================        ====================        ======================

See accompanying notes.

                    Medical Assurance, Inc. and Subsidiaries
                         (formerly MAIC Holdings, Inc.)

                   Notes to Consolidated Financial Statements

                                December 31, 1997

1. ACCOUNTING POLICIES

PLAN OF EXCHANGE AND REORGANIZATION

Medical Assurance, Inc. (known as MAIC Holdings, Inc. prior to June 1, 1997) is a Delaware corporation formed by Mutual Assurance, Inc. (Mutual Assurance) to serve as a holding company for Mutual Assurance and other subsidiaries. The transaction to convert Medical Assurance, Inc. to the holding company occurred in August 1995, and was accounted for in a manner similar to a pooling of interests. The transaction had no effect on the net assets, total stockholders' equity or net income reported previously by the consolidated companies. Prior to the reorganization, Medical Assurance, Inc. had no revenues or net income.

At December 31, 1997, Medical Assurance, Inc. had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At December 31, 1997, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Medical Assurance, Inc. and its subsidiaries. All significant intercompany accounts and transactions between consolidated companies have been eliminated.

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

                    Medical Assurance, Inc. and Subsidiaries
                         (formerly MAIC Holdings, Inc.)

             Notes to Consolidated Financial Statements (continued)

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

INCOME TAXES

Medical Assurance, Inc. and its subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for temporary differences between financial and income tax reporting relating primarily to unrealized gains on securities, discounting of losses and loss adjustment expenses for income tax reporting and the limitation of the unearned premiums deduction for income tax reporting.

INVESTMENTS

The Company invests only in investment grade securities with the intent at the time of purchase that such securities will be held until maturity. However, recognizing the need for the ability to respond to changes in tax position and in market conditions, management has designated the debt and equity securities included in its investment portfolio as available-for-sale. Securities classified as available-for-sale are carried at market value, and unrealized gains and losses on such available-for-sale securities are excluded from earnings and reported, net of tax effect, as a separate component of stockholders' equity until realized. Real estate is reported at cost, less allowances for depreciation. Short-term investments, primarily composed of investments in United States Treasury obligations, are reported at cost, which approximates market value.

                    Medical Assurance, Inc. and Subsidiaries
                         (formerly MAIC Holdings, Inc.)

             Notes to Consolidated Financial Statements (continued)

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

INVESTMENT IN UNCONSOLIDATED AFFILIATE

The Company owns a twenty-five percent minority interest in Specialty Underwriters Reinsurance Facility, LTD. (SURF), a foreign corporation. SURF ceased operations during 1996 and distributed the majority of its surplus to its owners. The Company received an earnings distribution of approximately $3,628,000 in 1996. The Company's investment in SURF is recorded at cost plus the Company's percentage of SURF's undistributed earnings.

REAL ESTATE

Property and leasehold improvements are classified as investment real estate. All balances are stated on the basis of cost. Depreciation is computed over their estimated useful lives using the straight-line method. Accumulated depreciation was approximately $3,886,000 and $3,184,000 at December 31, 1997 and 1996, respectively. Rental income and expenses are included in net investment income.

DEFERRED POLICY ACQUISITION COSTS

Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries), are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Unamortized deferred acquisition costs are included in other assets on the consolidated balance sheets and amounted to approximately $7,304,000 and $4,590,000 at December 31, 1997, and 1996, respectively. Amortization of deferred acquisition costs amounted to approximately $15,412,000, $11,065,000, and $5,450,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                    Medical Assurance, Inc. and Subsidiaries
                         (formerly MAIC Holdings, Inc.)

             Notes to Consolidated Financial Statements (continued)

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

PENSION PLANS

The Company has a defined contribution pension plan for employees who are at least 21 years of age and have one or more years of service.The Company funds the plan by contributing an amount equal to 10% of each participant's eligible wages.

Consolidated pension plan expense for the years ended December 31, 1997, 1996 and 1995 was approximately $809,000, $834,000, and $518,000, respectively.

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

MINORITY INTERESTS

During July 1996, MAI Corporation, a wholly-owned subsidiary, purchased 100% of the minority-owned interest of LifeSouth, Inc. (LifeSouth). The purchase resulted in LifeSouth becoming the wholly-owned subsidiary of MAI Corporation. Minority interests reflect changes for the respective share of income or loss of LifeSouth attributable to the minority shareholders, the effect of which is removed from the results of operations of the Company.

EARNINGS PER SHARE

Earnings per share data has been stated giving retroactive effect for the 5% stock dividend declared in December of 1997 and for the 6% stock dividends declared in both December of 1996 and 1995, as well as the 2 for 1 stock split declared in August 1997. Weighted average shares for the years ending December 31, 1997 and 1996 were 21,510,921 and 20,872,341 respectively.

                    Medical Assurance, Inc. and Subsidiaries
                         (formerly MAIC Holdings, Inc.)

             Notes to Consolidated Financial Statements (continued)

1. ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE (CONTINUED)

In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. There were no items affecting net income or weighted average shares in the computation to arrive at diluted earnings per share.

Options to purchase approximately 195,000 shares of common stock at $28.51 per share were outstanding at December 31, 1997 but were not included in the computation of diluted earnings per share because the options' price was greater than the average market price of the common shares during 1997 and, therefore, their effect would be antidilutive.

CAPITAL RESOURCES

As of December 31, 1997, the Company did not have any material commitments for capital expenditures. The Company continues to have available through a lending institution a line of credit in the amount of $40 million that could be used for additional capital requirements.

RECLASSIFICATIONS

The accompanying 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation. Such reclassifications had no material effect on previously reported financial position, results of operations or cash flows.

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

2. INVESTMENTS

The amortized cost and estimated market value of fixed maturities and equity securities are as follows:

                    Medical Assurance, Inc. and Subsidiaries
                         (formerly MAIC Holdings, Inc.)

             Notes to Consolidated Financial Statements (continued)

2. INVESTMENTS (CONTINUED)

                                                                     DECEMBER 31, 1997
                                        ---------------------------------------------------------------------------
                                                                 GROSS               GROSS             ESTIMATED
                                            AMORTIZED         UNREALIZED          UNREALIZED            MARKET
                                              COST               GAINS              LOSSES               VALUE
                                        ---------------------------------------------------------------------------
                                                                        (IN THOUSANDS)

U. S. Treasury securities               $        30,469     $           800     $             1    $         31,268
State and municipal bonds                       350,746              15,017                   1             365,762
Corporate bonds                                 132,162               3,042                  74             135,130
Mortgage-backed securities                       79,269                 998                 183              80,084
Certificates of deposit                           5,670                   -                   -               5,670
                                        ---------------     ---------------     ---------------    ----------------
                                                598,316              19,857                 259             617,914

Equity Securities                                41,827               3,745                 692              44,880
                                        ---------------     ---------------     ---------------    ----------------
                                        $       640,143     $        23,602     $           951    $        662,794
                                        ===============     ===============     ===============    ================




                                                                     December 31, 1996
                                        ---------------------------------------------------------------------------
                                                                 Gross               Gross             Estimated
                                            Amortized          Unrealized         Unrealized             Market
                                              Cost               Gains              Losses               Value
                                        ---------------------------------------------------------------------------
                                                                      (in thousands)

U. S. Treasury securities               $        56,773     $           908     $            86    $         57,595
State and municipal bonds                       306,905               8,986                 242             315,649
Corporate bonds                                 120,691               2,179                 101             122,769
Mortgage-backed securities                       67,819                 581                 145              68,255
Certificates of deposit                             670                   -                   -                 670
                                        ---------------     ---------------     ---------------    ----------------
                                                552,858              12,654                 574             564,938

Equity Securities                                32,597                 651                 182              33,066
                                        ---------------     ---------------     ---------------    ----------------
                                        $       585,455     $        13,305     $           756    $        598,004
                                        ===============     ===============     ===============    ================


The amortized cost and estimated market value of fixed maturities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The Company uses the call date as the contractual maturity for prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations.

                    Medical Assurance, Inc. and Subsidiaries
                         (formerly MAIC Holdings, Inc.)

             Notes to Consolidated Financial Statements (continued)

2. INVESTMENTS (CONTINUED)

                                                                                AMORTIZED           ESTIMATED
                                                                                  COST              MARKET VALUE
                                                                         -----------------------------------------
                                                                                         (IN THOUSANDS)

Due in one year or less                                                  $          37,039       $          37,177
Due after one year through five years                                              185,204                 189,451
Due after five years through ten years                                             184,756                 194,021
Due after ten years                                                                112,048                 117,181
Mortgage-backed securities                                                          79,269                  80,084
                                                                         -----------------       -----------------
                                                                         $         598,316       $         617,914
                                                                         =================       =================

Excluding investments in bonds and notes of the United States Government, United States Government agency or prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations, no investment in any person or its affiliates exceeded 10% of stockholders' equity at December 31, 1997. Amounts of investment income by investment category are as follows:



                                                                          YEAR ENDED DECEMBER 31
                                                                1997                1996                 1995
                                                         ----------------------------------------------------
                                                                             (IN THOUSANDS)

Fixed maturities                                         $          35,570   $          29,689    $         29,413
Equities                                                             1,701                 748                  39
Real estate                                                          1,388               1,330               1,214
Short-term investments                                               2,122               1,581                 372
Other                                                                   64                 836                 564
                                                         -----------------   -----------------    ----------------
                                                                    40,845              34,184              31,602
Investment expenses                                                 (2,371)             (2,070)             (2,020)
                                                         -----------------   -----------------    -----------------
Net investment income                                    $          38,474   $          32,114    $         29,582
                                                         =================   =================    ================


Gross gains and losses from sales of available for sale securities are included in other income as follows:

                                                                                  YEAR ENDED DECEMBER 31
                                                                            1997             1996          1995
                                                                       ----------------------------------------
                                                                                        (IN THOUSANDS)

Gross gains                                                            $       2,283    $     2,082     $    3,722
Gross losses                                                                    (544)          (550)          (325)
                                                                       -------------    -----------     ----------

Net gains from sales of available for sale securities                  $       1,739    $     1,532     $    3,397
                                                                       =============    ===========     ==========


Proceeds from sales of investments in available for sale securities were $128,564,000, $83,396,000, and $92,994,000 during 1997, 1996 and 1995, respectively. Realized investments gains and losses are determined using the specific identification basis.

                    Medical Assurance, Inc. and Subsidiaries
                         (formerly MAIC Holdings, Inc.)

             Notes to Consolidated Financial Statements (continued)

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

At December 31, 1997 and 1996, statutory capital for each company was sufficient to satisfy regulatory requirements. Amounts of statutory capital and surplus by insurance subsidiary are as follows:

                                                                                        DECEMBER 31
                                                                              1997                      1996
                                                                       -----------------------------------------
                                                                                        (IN THOUSANDS)

Mutual Assurance, Inc.                                                 $       165,321           $       145,181
Medical Assurance of West Virginia, Inc.                                         4,922                     5,108
Physicians Insurance Company of Indiana, Inc.                                   13,554                    13,179
PROActive Insurance Corporation                                                  4,862                     3,698
Missouri Medical Insurance Company (see Note 8)                                 24,173                    20,589


Amounts of statutory net income (loss) for the twelve months ended December 31, 1997, 1996 and 1995 by insurance subsidiary are as follows:


                                                                            YEAR ENDED DECEMBER 31
                                                                 1997                1996                1995
                                                            -------------------------------------------------------
                                                                                 (IN THOUSANDS)

Mutual Assurance, Inc.                                      $        25,254     $        25,809    $         18,468
Medical Assurance of West Virginia, Inc.                               (166)              1,932                 584
Physicians Insurance Company of Indiana, Inc.                           440                (410)                833
PROActive Insurance Corporation                                         165                 167                 224
Missouri Medical Insurance Company (see Note 8)                       3,075               3,886                   -


Consolidated retained earnings is composed primarily of subsidiaries' retained earnings. Each insurance company is restricted under the applicable State Insurance Code as to the amount of dividends it may pay without regulatory consent. In 1998, the insurance subsidiaries can pay dividends in the aggregate up to approximately $29.7 million without regulatory consent.

                    Medical Assurance, Inc. and Subsidiaries
                         (formerly MAIC Holdings, Inc.)

             Notes to Consolidated Financial Statements (continued)

4. REINSURANCE

The effect of reinsurance on premiums written and earned in 1997 was as follows:

                                                                                         PREMIUMS
                                                                             WRITTEN                   EARNED
                                                                       --------------------------------------------
                                                                                       (IN THOUSANDS)

Direct                                                                 $         175,567         $          146,403
Assumed                                                                           12,628                     11,658
Ceded                                                                            (47,995)                   (39,094)
                                                                       -----------------         ------------------
Net premiums                                                           $         140,200         $          118,967
                                                                       =================         ==================


Reinsurance contracts do not relieve the Company from its obligations to policyholders. A contingent liability exists with respect to reinsurance ceded to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. The Company continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

The Company only cedes risks to reinsurers whom the Company believes to be financially sound. At December 31, 1997, all reinsurance recoverables are considered collectible; the amounts as shown in the accompanying consolidated balance sheets approximate the fair value of the amounts recoverable from reinsurers. As required by the various state insurance laws, reinsurance recoverables totaling approximately $12 million are collateralized by letters of credit or funds withheld.

5. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                            DECEMBER 31
                                                                                  1997                  1996
                                                                           ----------------------------------------
                                                                                         (IN THOUSANDS)
Deferred tax liabilities:
   Adjustment to net unrealized gains on investments                       $            7,947    $            4,392
   Deferred acquisition costs                                                           2,556                 1,544
   Other                                                                                  726                 1,171
                                                                           ------------------    ------------------
Total deferred tax liabilities                                                         11,229                 7,107

                    Medical Assurance, Inc. and Subsidiaries
                         (formerly MAIC Holdings, Inc.)

             Notes to Consolidated Financial Statements (continued)

5. INCOME TAXES (CONTINUED)

Deferred tax assets:
   Unpaid loss discount                                                                40,154                38,618
   Unearned premium adjustment                                                          4,348                 3,136
   Other                                                                                    -                 1,485
                                                                           ------------------    ------------------
Total deferred tax assets                                                              44,502                43,239
                                                                           ------------------    ------------------
Net deferred tax assets                                                    $           33,273    $           36,132
                                                                           ==================    ==================


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

Differences between income tax computed by applying the federal income tax rate of 35% to income before income taxes and income tax expense in the financial statements are as follows:

                                                                            YEAR ENDED DECEMBER 31
                                                                1997                1996                 1995
                                                          ---------------------------------------------------------
                                                                                (IN THOUSANDS)

Computed "expected" tax expense                           $        17,208       $        14,305    $         13,560
Tax-exempt municipal and state bond income                         (5,153)               (4,766)             (4,611)
Other                                                                (348)                   98                  43
                                                          ---------------       ---------------    ----------------

Total                                                     $        11,707       $         9,637    $          8,992
                                                          ===============       ===============    ================

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

7. STOCK TRANSACTIONS

On December 3, 1997, the Board of Directors declared a 5% stock dividend, and on December 4, 1996, and December 14, 1995 the Board of Directors declared 6% stock dividends. Cash was paid to shareholders for fractional shares. In addition, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend on August 20, 1997. Earnings per share data for 1997, 1996 and 1995 have been stated as if all of the above dividends had been declared on January 1, 1995.

                    Medical Assurance, Inc. and Subsidiaries
                         (formerly MAIC Holdings, Inc.)

             Notes to Consolidated Financial Statements (continued)

7. STOCK TRANSACTIONS (CONTINUED)

The Board of Directors of Medical Assurance, Inc. has reserved 1,500,000 shares of common stock for issuance in accordance with the Mutual Assurance Stock Award Plan assumed by Medical Assurance, Inc. Under the terms of the Plan, shares of Medical Assurance, Inc. stock are available to be awarded to key employees of Medical Assurance, Inc. and its subsidiaries. As of December 31, 1997 and 1996, there were 3,070 and 1,645 shares, respectively, issued under the Plan.

8. BUSINESS EXPANSION

During 1996 and 1995, the Company completed the following business combinations:

                                                                                                     Accounting
Date                  Company                                                       Location         Treatment
---------------------------------------------------------------------------------------------------------------
January 1995          Physicians Insurance Company of Indiana, Inc.                 Indiana          Purchase
December 1996         MOMED Holding Company                                         Missouri         Purchase


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

Total consideration paid for the 1996 and 1995 business expansion transactions was approximately $32,162,000, including 837,774 shares (after giving effect to subsequent stock dividends and the stock split) of the Company's stock issued as part of the 1996 purchase of MOMED Holding Company (MOMED), parent of Missouri Medical Insurance Company. The transactions were not material individually or in the aggregate to the assets, stockholders' equity or operations of the Company. Intangible assets recorded in connection with the above transactions totaled $7,653,000 and are being amortized over periods ranging from 10 to 20 years. The related accumulated amortization at December 31, 1997 and 1996, is approximately $2,965,000 and $1,397,000, respectively.

The business combination of MOMED was effective December 20, 1996; however, MOMED operations for the period December 20, 1996 through December 31, 1996 were considered immaterial for inclusion in the Company's 1996 consolidated statement of income. MOMED operations are included in the Company's 1997 consolidated statement of income. Revenues for MOMED for the years ended December 31, 1996 and 1995 were approximately $15,761,000 and $16,687,000, respectively. Net income for MOMED for the year ended December 31, 1996 and 1995 were approximately $4,333,000 and $4,077,000, respectively.

                    Medical Assurance, Inc. and Subsidiaries
                         (formerly MAIC Holdings, Inc.)

             Notes to Consolidated Financial Statements (continued)

9.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the reserve for losses and loss adjustment expenses (reserves) is summarized as follows:

                                                                            YEAR ENDED DECEMBER 31
                                                          ---------------------------------------------------------
                                                                    1997               1996                1995
                                                                                  (IN THOUSANDS)

Balance at January 1                                      $         548,742  $          432,945  $          356,000
Less reinsurance recoverables                                       108,692              80,468              60,245
                                                          -----------------  ------------------  ------------------
Net balance at January 1                                            440,050             352,477             295,755
Incurred related to:

  Current year                                                      124,353             100,186              81,152
  Prior years                                                       (46,679)            (27,427)            (27,510)
                                                          -----------------  ------------------  ------------------
Total Incurred                                                       77,674              72,759              53,642
Paid related to:
  Current year                                                       (5,203)             (3,468)             (7,706)
  Prior years                                                       (48,390)            (27,361)            (24,185)
                                                          -----------------  ------------------  ------------------
Total paid                                                          (53,593)            (30,829)            (31,891)
Reserves of entity acquired                                               -              45,643              34,971
                                                          -----------------  ------------------  ------------------
Net balance at December 31                                          464,131             440,050             352,477
Plus reinsurance recoverables                                       150,598             108,692              80,468
                                                          -----------------  ------------------  ------------------
Balance at December 31                                    $         614,729  $          548,742  $          432,945
                                                          =================  ==================  ==================


The reserves were evaluated by independent consulting actuaries and reflect consideration of prior loss experience and changes in the frequency and severity of claims. Actual incurred losses may vary from estimated amounts due to the inherent difficulty in estimating development of long-tailed lines of business. However, the Company's management believes its conservative approach to the reservation of losses and loss adjustment expenses is reflective of favorable developments in trends of current year and prior year losses.

The Company's management believes the unearned premiums under contracts, together with the related anticipated investment income to be earned, is adequate to discharge the related contract liabilities.

                    Medical Assurance, Inc. and Subsidiaries
                         (formerly MAIC Holdings, Inc.)

             Notes to Consolidated Financial Statements (continued)

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for 1997 and 1996:

                                                                                    1997
                                                             (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                                               1ST             2ND            3RD             4TH
                                                          ---------------------------------------------------------
Net premiums earned                                       $    28,402    $    29,138    $    30,774     $    30,653
Net investment income                                           9,458          9,426          9,523          10,067
Other income                                                      611            128          1,283           1,279
Net income                                                      8,414          8,781          9,894          10,370
Earnings per share                                                .39            .41            .46             .48


                                                                                    1996
                                                               (Thousands of dollars, except per share amounts)
                                                               1st             2nd             3rd           4th
                                                          ---------------------------------------------------------
Net premiums earned                                       $    21,078    $    20,833    $    29,514     $    33,093
Net investment income                                           8,723          7,196          7,869           8,326
Other income                                                      459            865            332           1,053
Net income                                                      6,856          7,661          7,831           8,801
Earnings per share                                                .33            .37            .38             .42

Quarterly earnings per share data for 1997 and 1996 have been restated giving retroactive effect as if the 1997 and 1996 dividends and the 1997 stock split had been declared on January 1, 1996. The sum of the above amounts may vary from the annual amounts because of rounding.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
               SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                December 31, 1997
                             (dollars in thousands)




                                                                Cost or                                     Amount at Which
                                                               Amortized               Market                Shown in the
Type of Investment                                                Cost                 Value                Balance Sheet
---------------------------------------------------------------------------------------------------------------------------

Fixed Maturities:
  Bonds:
    U.S. Treasury Securities................................   $     30,469         $     31,268          $    31,268
    State and municipal bonds...............................        350,746              365,762              365,762
    Corporate bonds.........................................        132,162              135,130              135,130
    Mortgage-backed securities..............................         79,269               80,084               80,084
    Certificates of deposit.................................          5,670                5,670                5,670
                                                               ------------         ------------          -----------
        Total fixed maturities..............................        598,316         $    617,914              617,914
                                                               ------------         ============          -----------
Equity securities                                                    41,827         $     44,880               44,880
                                                                                    ============
Real estate, net............................................         11,933                                    11,933
Short-term investments......................................         45,475                                    45,475
                                                               ------------                               -----------
        Total investments...................................   $    697,551                               $   720,202
                                                               ============                               ===========

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           December 31, 1997 and 1996
                             (dollars in thousands)



CONDENSED BALANCE SHEET
                                                                                            December 31
                                                                                 1997                        1996
                                                                        -----------------------     -----------------------
Assets
Short-term investments                                                  $                 2,593     $                 5,141
Investment in subsidiaries - at equity                                                  285,512                     238,925
Receivable from subsidiaries                                                              3,179                      17,318
Cash                                                                                        518                         635
Other assets                                                                                342                         619
                                                                        -----------------------     -----------------------
                                                                        $               292,144     $               262,638
                                                                        =======================     =======================

Liabilities and stockholders' equity

Capital contribution payable to subsidiary                              $                     -     $                17,243
Other liabilities                                                                         4,956                         830
                                                                        -----------------------     -----------------------
                                                                                          4,956                      18,073

Stockholders' equity
     Common stock                                                                        21,722                      10,339
     Other stockholders' equity, including unrealized
         gains or losses on securities of subsidiaries                                  265,466                     234,226
                                                                        -----------------------     -----------------------
Total stockholders' equity                                              $               287,188     $               244,565
                                                                        -----------------------     -----------------------
                                                                        $               292,144     $               262,638
                                                                        =======================     =======================

CONDENSED STATEMENT OF INCOME

                                                                              Year Ended                  Year Ended
                                                                           December 31, 1997           December 31, 1996
                                                                        -----------------------     -----------------------
Revenues:
Investment income                                                       $                   238     $                   549
Other income                                                                                 (1)                         13
                                                                        -----------------------     -----------------------
                                                                                            237                         562

Expenses:
Other expenses                                                                            2,030                         948
                                                                        -----------------------     -----------------------
                                                                                          2,030                         948
                                                                        -----------------------     -----------------------
Income (loss) before income taxes and equity in
    undistributed net income of subsidiaries                                             (1,793)                       (386)
Federal and state income tax                                                               (376)                       (322)
                                                                        -----------------------     -----------------------
Income (loss) before equity in undistributed
    net income of subsidiaries                                                           (1,417)                       (408)
Equity in undistributed net income of subsidiaries                                       38,875                      31,557
                                                                        -----------------------     -----------------------
Net income                                                              $                37,458     $                31,149
                                                                        =======================     =======================

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           December 31, 1997 and 1996
                             (dollars in thousands)


CONDENSED STATEMENTS OF CASH FLOWS
                                                                                      Year Ended December 31
                                                                                 1997                        1996
                                                                        ------------------------    ------------------------

Cash from Operating Activities                                          $                17,433     $                   (53)

Investing activities
     Cash received from subsidiaries                                                          -                       3,628
     Purchases of short-term investments                                                (51,150)                   (143,076)
     Proceeds from sale of short-term investments                                        53,698                     147,935
     Purchase of subsidiary                                                                   -                      (6,306)
     Capital contribution to subsidiaries                                               (17,323)                     (3,600)
     Other                                                                               (1,085)                      2,141
                                                                        -----------------------     -----------------------
                                                                                        (15,860)                        722
Financing activities
     Dividends paid                                                                         (67)                        (34)
     Purchase of Treasury Stock                                                          (1,623)                          -
                                                                        -----------------------     -----------------------
                                                                                         (1,690)                        (34)

Increase in cash                                                        $                  (117)    $                   635
                                                                        =======================     =======================


NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

In the parent-only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The Company's share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. The parent-only financial statements should be read in conjunction with the Company's consolidated financial statements.

2. Related Party Transactions

As part of the 1995 plan of exchange and reorganization, Mutual Assurance transferred all of its ownership in Medical Assurance of West Virginia, Inc., SURF and Physicians Insurance Company of Indiana, Inc. to the Company. Additionally, Mutual Assurance committed to transfer approximately $15 million of cash to the Company, of which $10 million was transferred during 1995 and $5 million during 1996. The Company has recorded the following capital contributions receivable (payable) with related parties:

                                                                                December 31                 December 31
                                                                                    1997                        1996
                                                                             ------------------          -----------------
Physicians Insurance Company of Indiana, Inc.                                $                -          $      (3,600,000)
Medical Assurance of West Virginia, Inc.                                                      -                 13,643,000
Mutual Assurance, Inc.                                                                        -                (13,643,000)
                                                                             ------------------          -----------------
                                                                             $                -          $      (3,600,000)
                                                                             ==================          =================

The 1995 capital contribution to Physicians Insurance Company of Indiana, Inc. was paid during 1996. During 1996 SURF distributed approximately $3,628,000 in earnings to the Company.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                  Years Ended December 31, 1997, 1996, and 1995
                             (dollars in thousands)

                                                                        1997               1996               1995
                                                                 ------------------------------------------------------
Deferred policy acquisition costs..............................   $        7,304      $       4,590      $       1,891
Reserve for losses and loss adjustment expenses................          614,729            548,742            432,945
Unearned premiums..............................................           79,700             54,920             47,319
Net premiums earned............................................          118,967            104,518             75,953
Premiums assumed from other companies..........................           12,628             11,681              6,646
Net investment income..........................................           38,474             32,114             29,582
Net losses and loss adjustment expenses........................           77,674             72,759             53,642
Underwriting, acquisition and insurance expenses:
     Amortization of deferred policy acquisition costs.........           15,412             11,065              5,450
     Other underwriting, acquisition
          and insurance expenses...............................           18,491             14,664             12,446
Net premiums written...........................................          140,200            105,961             85,101

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
                            SCHEDULE IV - REINSURANCE
                  Years Ended December 31, 1997, 1996, and 1995
                             (dollars in thousands)


                                                         1997                      1996                      1995
                                                  -----------------------------------------------------------------------

PROPERTY & CASUALTY
Earned premiums before reinsurance                $           138,352        $          118,211        $           87,870
Reinsurance expense                                           (32,432)                  (29,644)                  (18,561)
Assumed from other companies                                   11,401                    15,951                     6,646
                                                  -------------------        ------------------        ------------------

          Net premiums earned                     $           117,321        $          104,518        $           75,955
                                                  ===================        ==================        ==================

Percentage of amount assumed to net                              9.72%                    15.26%                     8.75%
                                                  ===================        ==================        ==================

ACCIDENT AND HEALTH
Gross premiums earned                             $             8,308 (a)    $                0 (a)    $                1 (a)
Ceded to other companies                                       (6,662)                        0                        (3)
Assumed from other companies                                        0                         0                         0
                                                  -------------------        ------------------        ------------------

          Net premiums earned                     $             1,646        $                0        $               (2)
                                                  ===================        ==================        ==================

Percentage of amount assumed to net                              0.00%                     0.00%                     0.00%
                                                  ===================        ==================        ==================

OTHER
Gross premiums earned                                               0                         0                         0
Ceded to other companies                                            0                         0                         0
Assumed from other companies                                        0                         0                         0
                                                  -------------------        ------------------        ------------------

          Net premiums earned                     $                 0        $                0        $                0
                                                  ===================        ==================        ==================

Percentage of amount assumed to be net                           0.00%                     0.00%                     0.00%
                                                  ===================        ==================        ==================

Total net premiums earned                         $           118,967        $          104,518        $           75,953
                                                  ===================        ==================        ==================

(a) During first quarter 1995, PROActive Insurance Corporation discontinued its operations.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
     SCHEDULE VI - SUPPLEMENTARY PROPERTY AND CASUALTY INSURANCE INFORMATION
                  Years Ended December 31, 1997, 1996, and 1995
                             (dollars in thousands)


                                                                           1997                 1996                 1995
                                                                  ------------------------------------------------------------
Deferred policy acquisition costs................................     $       7,304        $       4,590        $       1,891
Reserve for losses and loss adjustment expenses..................           614,720              548,732              432,937
Unearned premiums................................................            79,700               54,920               47,319
Net premiums earned..............................................           118,967              104,518               75,955
Net investment income............................................            38,474               31,129               29,317
Losses and loss adjustment expenses incurred
     related to current year, net of reinsurance.................           124,353              100,186               81,087
Losses and loss adjustment expenses incurred
     related to prior year, net of reinsurance...................           (46,679)             (27,427)             (27,389)
Amortization of deferred policy acquisition costs................            15,412               11,065                5,450
Paid losses and loss adjustment expenses related to
     current year losses, net of reinsurance.....................            (5,203)              (3,468)              (7,589)
Paid losses and loss adjustment expenses related to
     prior year losses, net of reinsurance.......................           (48,390)             (27,415)             (24,102)

                                  EXHIBIT INDEX

Exhibit
Number            Description                                                                    Page
------            -----------                                                                    ----
3.1               Certificate of Incorporation of Medical Assurance, Inc. (3)

3.2               Certificate Amendment to Certificate of Incorporation of
                  Medical Assurance, Inc.

3.3               Bylaws of Medical Assurance, Inc. (3)

4                 Specimen of Common Stock Certificate of Medical Assurance, Inc.

10.1              Employment Agreement between A. Derrill Crowe, M.D. and Mutual
                  Assurance, Inc., including amendments (1)

10.2              Employment Agreement between Bradley DeMonbrun, Ltd. and MOMED
                  Holding Co., including amendments (7)

10.3 Medical Assurance, Inc. Incentive Compensation Plan (formerly known as the Mutual Assurance, Inc. 1995 Stock Award Plan) (3)

10.4              Amendment and Assumption Agreement by and between Mutual
                  Assurance, Inc. and MAIC Holdings, Inc. dated April 8, 1996 (6)

10.5              MAIC Holdings, Inc. Director Deferred Compensation Plan

10.6              MAIC Holdings, Inc. Executive Incentive Compensation Plan

10.7 Agreement between the Medical Association of the State of Alabama and Mutual Assurance Society of Alabama dated July 1,
                  1977 (1)

10.8              Endorsement and Marketing Agreement by and between Mutual
                  Assurance, Inc., West Virginia Health Services, Inc., a West
                  Virginia corporation wholly-owned by West Virginia Hospital
                  Association, a West Virginia non-profit corporation, and West
                  Virginia Hospital Insurance Company, a West Virginia insurance company, dated January 1, 1994 (2)

Exhibit
Number            Description                                                                    Page
------            -----------                                                                    ----
10.9              Endorsement and Marketing Agreement by and between Medical
                  Assurance of West Virginia, Inc., a West Virginia insurance corporation and subsidiary of Mutual Assurance, Inc., and the
                  West Virginia State Medical Association, a West Virginia
                  non-profit corporation dated December 1, 1994 (2)

10.10 Endorsement, Marketing and Sponsorship Agreement effective as of January 1, 1995 between Physicians Insurance Company of
                  Indiana and The Indiana State Medical Association (6)

10.11             Stock Purchase Agreement by and between Mutual Assurance, Inc.
                  and Indiana State Medical Association, an Indiana non-profit corporation and Physicians Insurance Company of Indiana, an Indiana insurance company effective as of January 1, 1995 (2)

10.12             Escrow Agreement among Physicians Insurance Company of Ohio,
                  Mutual Assurance, Inc., and SouthTrust Bank of Alabama,
                  National Association effective as of July 16, 1995 (4)

10.13             Credit Agreement dated as of December 15, 1995, between
                  Medical Assurance, Inc. and SouthTrust Bank of Alabama,
                  National Association (5)

10.14             Agreement and Plan of Merger between MOMED Holding Co., MAIC
                  Holdings, Inc., and MOMED Acquisition, Inc., dated June 11,
                  1996 (7)

10.15             Nomination Agreement between MOMED Holding Co. and Missouri
                  State Medical Association dated July 21, 1994 (7)

10.16             Reciprocal Assistance Agreement between Missouri Medical
                  Insurance Company, a Missouri corporation and the Missouri
                  State Medical Association, a Missouri non-profit corporation, dated July 21, 1994 (7)

10.17 License Agreement between Missouri Medical Insurance Company, a Missouri corporation, and the Missouri State Medical
                  Association, a Missouri non-profit corporation, dated July 21, 1994 (7)

Exhibit
Number            Description                                                                    Page
------            -----------                                                                    ----
10.18             First Amended and Restated MOMED Holding Co. Self-Insured
                  Directors and Officers Liability Trust Agreement between MOMED
                  Holding Co., a Missouri corporation; its subsidiaries; and
                  Boatmen's Trust Company, a trust company organized under the laws of Missouri, dated May 7, 1993 (7)

10.19             Nomination Agreement between MOMED Holding Co. and MAIC
                  Holdings, Inc. dated December 10, 1996 (8)

21                Subsidiaries of Medical Assurance, Inc.

23                Consent of Ernst & Young LLP

27                Financial Data Schedule (for SEC use only).

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

(5) Filed as an exhibit to MAIC Holdings' Form 10-K for the year ended December 31, 1995 (Commission File No. 0-19439) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(6) Filed as an exhibit to MAIC Holdings' Proxy Statement for the 1996 Annual Meeting (Commission File No. 0-19439) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(7) Filed as an exhibit to MAIC Holdings' Registration Statement on Form S-4 (Commission File No. 333-13465) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(8) Filed as an exhibit to MAIC Holdings' Form 10-K for the year ended December 31, 1996 (Commission File No. 001-12129) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.