Form 10-Q
period 1998-03-31
MEDICAL ASSURANCE INC
filed 1998-05-15
CIK 944492

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number 0-19439


                            Medical Assurance, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       63-1137505
-------------------------------              --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation of organization)

100 Brookwood Place, Birmingham, AL                                     35209
-----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                             (205) 877-4400
                                     -------------------------------
                                     (Registrant's telephone number,
                                          including area code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                    ---.      ---.

As of March 31, 1998, there were 21,492,104 shares of the registrant's common stock outstanding.

                                Table of Contents


Part I - Financial Information

   Item l. Condensed Consolidated Financial Statements (Unaudited) of Medical Assurance, Inc. and Subsidiaries

             Condensed Consolidated Balance Sheets.........................................3

             Condensed Consolidated Statements of Changes in Capital.......................4

             Condensed Consolidated Statements of Income...................................5

             Condensed Consolidated Statements of Cash Flows...............................6

             Notes to Condensed Consolidated Financial Statements..........................7

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations................................10

Part II - Other Information

   Item 6.   Exhibits and Reports on Form 8-K.............................................14

Signatures................................................................................14

                    Medical Assurance, Inc. and Subsidiaries

                Condensed Consolidated Balance Sheets (Unaudited)
                     ($ in thousands, except per share data)

                                                                              MARCH 31             December 31
                                                                                1998                  1997
                                                                             ----------------------------------
ASSETS
Investments:
   Fixed maturities available for sale, at market value                      $  624,342            $   617,914
   Equity securities available for sale, at market value                         48,540                 44,880
   Real estate, net                                                              11,807                 11,933
   Short-term investments                                                        49,762                 45,475
                                                                             ----------            -----------
Total investments                                                               734,451                720,202
Cash and cash equivalents                                                        16,262                 12,248
Premiums receivable                                                             105,716                 92,051
Receivable from reinsurers                                                      165,268                150,598
Prepaid reinsurance premiums                                                      7,240                 17,580
Deferred taxes                                                                   33,048                 33,273
Other assets                                                                     32,487                 37,221
                                                                             ----------             ----------
                                                                             $1,094,472             $1,063,173
                                                                             ==========             ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Policy liabilities and accruals:
     Reserve for losses and loss adjustment expenses                         $  628,284             $  614,729
     Unearned premiums                                                           87,227                 79,700
     Reinsurance premiums payable                                                57,415                 53,752
                                                                             ----------             ----------
   Total policy liabilities                                                     772,926                748,181
   Income taxes payable                                                           4,716                  1,240
   Other liabilities                                                             19,024                 26,564
                                                                             ----------             ----------
Total liabilities                                                               796,666                775,985

Commitments and contingencies                                                         -                      -

Stockholders' equity:
   Common stock, par value $1 per share; 100,000,000
     shares authorized, 21,721,253 and 21,721,562
       shares issued, respectively                                               21,722                 21,722
   Additional paid-in capital                                                   143,083                143,037
   Accumulated other comprehensive income, net of
     deferred taxes of $8,371 and $7,947, respectively                           15,546                 14,704
   Retained earnings                                                            119,480                109,524
                                                                             ----------             ----------
                                                                                299,831                288,987
   Less treasury stock at cost, 229,149 and 222,201 shares,
     respectively                                                                (2,025)                (1,799)
                                                                             ----------             ----------
Total stockholders' equity                                                      297,806                287,188
                                                                             ----------             ----------
                                                                             $1,094,472             $1,063,173
                                                                             ==========             ==========

See accompanying notes.

                    Medical Assurance, Inc. and Subsidiaries

       Condensed Consolidated Statements of Changes in Capital (Unaudited)
                                 (in thousands)




                                                                     Accumulated
                                                                       Other                               Other
                                                                    Comprehensive       Retained          Capital
                                                   Total               Income           Earnings          Accounts
                                               --------------       -------------       --------          ---------
Balance at December 31, 1997                  $       287,188              14,704       $ 109,524         $ 162,960
Comprehensive income
   Net income                                           9,956                               9,956
   Other Comprehensive income, net of tax
     Unrealized gains on securities, net of
     reclassification adjustment of $433                  842                 842
                                              ---------------

   Comprehensive income                                10,798
Net purchase of treasury stock                           (180)                                                 (180)
                                              ---------------       -------------      ---------          ---------
Balance at March 31, 1998                     $       297,806       $      15,546      $ 119,480          $ 162,780
                                              ===============       =============      =========          =========



                                                                                                           Other
                                                                    Comprehensive       Retained          Capital
                                                   Total               Income           Earnings          Accounts
                                               --------------       -------------       ---------         ---------
Balance at December 31, 1996                   $      244,565       $       8,157       $ 103,027         $ 133,381
Comprehensive income
   Net income                                           8,414                               8,414
   Other Comprehensive income, net of tax
     Unrealized gains on securities, net of
     reclassification adjustment of $198               (6,282)             (6,282)
                                               --------------
   Comprehensive income                                 2,132
Net purchase of treasury stock                           (676)                                                 (676)
                                               --------------       -------------       ---------         ---------
Balance at March 31, 1997                      $      246,021       $       1,875       $ 111,441         $ 132,705
                                               ==============       =============       =========         =========

See accompanying notes.

                    Medical Assurance, Inc. and Subsidiaries

             Condensed Consolidated Statements of Income (Unaudited)
                      (in thousands, except per share data)

                                                                  Three Months Ended
                                                                       March 31
                                                         --------------------------------
                                                              1998               1997
                                                         ---------------      -----------
Revenues:
   Direct and assumed
     premiums written                                    $        56,361      $    52,090
                                                         ===============      ===========

   Premiums earned                                       $        46,915      $    37,117
   Premiums ceded                                                (15,151)          (8,715)
                                                         ---------------      -----------
   Net premiums earned                                            31,764           28,402
   Net investment income                                           9,688            9,458
   Other income                                                      887              611
                                                         ---------------      -----------
Total revenues                                                    42,339           38,471

Expenses:
   Losses and loss
     adjustment expenses                                          33,373           30,175
   Reinsurance recoveries                                        (12,187)          (9,938)
                                                         ---------------      -----------
   Net losses and loss
     adjustment expenses                                          21,186           20,237
   Underwriting, acquisition
     and insurance expenses                                        8,127            7,141
                                                         ---------------      -----------
Total expenses                                                    29,313           27,378
                                                         ---------------      -----------
Income before income taxes                                        13,026           11,093

Provision for income taxes:
   Current expense                                                 1,925            3,305
   Deferred expense (benefit)                                      1,145             (626)
                                                         ---------------      -----------
                                                                   3,070            2,679
                                                         ---------------      -----------

Net income                                               $         9,956      $     8,414
                                                         ===============      ===========

Earnings per share:
   Net income - basic and diluted                        $          0.46      $      0.39
                                                         ===============      ===========

Weighted average number of common
   shares outstanding - basic and diluted                         21,494           21,569
                                                         ===============      ===========

See accompanying notes.

                    Medical Assurance, Inc. and Subsidiaries

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                              Three Months Ended
                                                                                   March 31
                                                                   -----------------------------------------
                                                                         1998                     1997
                                                                   -----------------         ---------------
Operating Activities
Net Income                                                         $           9,956         $        8,414
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                                170                    349
     Amortization                                                              4,304                  2,070
     Policy acquisition costs, deferred                                       (4,866)                (2,803)
     Net realized gain on sale of investments                                   (433)                  (198)
     Deferred income taxes (benefit)                                           1,145                   (626)
     Changes in assets and liabilities:
       Premiums receivable                                                   (13,665)               (28,888)
       Income taxes receivable/payable                                         3,476                  2,393
       Receivable from reinsurers                                            (14,670)               (12,279)
       Prepaid reinsurance premiums                                           10,340                 (1,852)
       Other assets                                                            4,136                  2,066
       Reserve for losses and loss adjustment expenses                        13,555                 22,755
       Unearned premiums                                                       7,527                 13,670
       Reinsurance premiums payable                                            3,663                 12,257
       Other liabilities                                                      (7,540)                (3,160)
                                                                   -----------------         --------------
Net cash provided by operating activities                                     17,098                 14,168

Investing Activities
Purchases of fixed maturities available for sale                             (61,987)               (39,167)
Purchases of equity securities available for sale                             (2,031)                (2,827)
Proceeds from sale or maturities of fixed
   maturities available for sale                                              55,016                 23,818
Proceeds from sale of equity securities available for sale                       429                  3,656
Net (increase) decrease in short-term investments                             (4,287)                 9,100
Other                                                                            (44)                  (467)
                                                                   -----------------         --------------
Net cash used in investing activities                                        (12,904)                (5,887)

Financing Activities
Net purchase of treasury stock                                                  (180)                  (676)
                                                                   -----------------         --------------
Net cash used by financing activities                                           (180)                  (676)
                                                                   -----------------         --------------
Increase in cash and cash equivalents                                          4,014                  7,605

Cash and cash equivalents at beginning of period                              12,248                 14,033
                                                                   -----------------         --------------
Cash and cash equivalents at end of period                         $          16,262         $       21,638
                                                                   =================         ==============


See accompanying notes.

                    Medical Assurance, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Medical Assurance, Inc. and its subsidiaries, together referred to as the Company. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the December 31, 1997 audited consolidated financial statements and accompanying notes.

Medical Assurance, Inc. has 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At March 31, 1998, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

2. NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The new rules require that enterprises classify items of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Items of other comprehensive income are displayed in a separate condensed consolidated statement of changes in capital, and amounts for 1997 are provided for comparative purposes.

FASB Statement 131, "Disclosures About Segments of an Enterprise and Related Information" was issued in June 1997 and is effective for years beginning after December 15, 1997. This Statement changes the way public companies report segment information in annual financial statements and requires public companies to report selected segment information in interim financial reports to shareholders. Under the Statement's "management approach," public companies are to report financial and descriptive information about their operating segments. Operating segments are revenue-producing components of an enterprise for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. Since the statement is not required to be applied to interim financial statements in the initial year of application, the Company will evaluate and implement this statement by year end.

                    Medical Assurance, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


3. INVESTMENTS

Proceeds from sales of investments in fixed maturities and equities available for sale were $43.0 million and $10.8 million for the three months ended March 31, 1998 and 1997, respectively. Gross realized gains on such sales were $494,000 and $198,000 at March 31, 1998 and 1997 respectively; gross realized losses on such sales were $61,000 and $0 at March 31, 1998 and 1997, respectively. Realized gains and losses are included as a component of other income. The amortized cost of fixed maturities and equity securities available for sale was $649.0 million and $640.1 million at March 31, 1998 and December 31, 1997, respectively.

4. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The reserves for losses and loss adjustment expenses represent management's best estimate of the ultimate cost of all losses incurred but unpaid. Incurred losses and loss adjustment expenses for the three month periods ending March 31, 1998 and 1997 were principally based on the application of an expected loss ratio to premiums earned. These loss ratios take into consideration prior loss experience, loss trends, the Company's loss retention levels, changes in frequency and severity of claims and rates charged.

The reserves are evaluated at least annually by independent consulting actuaries. Actual incurred losses may vary from estimated amounts due to the inherent difficulty in estimating development of long-tailed lines of business. The estimated liability is continually reviewed and any adjustments which become necessary are included in current operations. The Company's management believes that its actual incurred losses and loss adjustment expenses will not significantly exceed its reported estimated amounts.

5. DEFERRED POLICY ACQUISITION COSTS

Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Amortization of deferred acquisition costs amounted to approximately $4.4 million and $3.1 million for the three months ended March 31, 1998 and 1997, respectively.

As is common practice within the industry, ceding commissions are deducted from underwriting, acquisition, and insurance expenses and amounted to $1.4 million and $0 for the three months ended March 31, 1998 and 1997, respectively.


6. INCOME TAXES

Income tax expense differs from the normal relationship to financial statement income principally because of tax-exempt interest income.

                    Medical Assurance, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


7. EARNINGS PER SHARE

On December 3, 1997 the Board of Directors declared a 5% stock dividend. Cash was paid to shareholders for fractional shares. Earnings per share data for 1997 has been restated as if the above dividend had been declared on January 1, 1997.

On August 20, 1997, the Board of Directors declared a two-for-one stock split, which was effected by transferring the par value of the split shares in the amount of $10.3 million from additional paid-in capital to common stock. Earnings per share data for 1997 has been restated as if the stock split had been declared on January 1, 1997.


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

LIQUIDITY AND CAPITAL RESOURCES

         The payment of losses, loss adjustment expenses, and operating expenses in the ordinary course of business is currently the Company's principal need for liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided from these activities was sufficient during the first three months of 1998 to meet the Company's operating needs, and the Company believes those sources will be sufficient to meet its cash needs for operating purposes for at least the next twelve months. Prolonged and increasing levels of inflation could cause increases in the dollar amount of losses and loss adjustment expenses and may therefore adversely affect future reserve development. To minimize such risk, the Company (i) maintains what its management considers to be strong and adequate reinsurance, (ii) conducts regular actuarial reviews to ensure, among other things, that reserves do not become deficient, and (iii) maintains adequate asset liquidity.

         The Company did not borrow any funds during the three months ended March 31, 1998 and 1997, and currently has no requirements indicating a need to borrow significant funds in the next twelve months. However, the need for additional capital may arise in order to achieve the Company's ultimate goal of expansion, as discussed in subsequent paragraphs. The Company continues to have available through a lending institution a line of credit in the amount of $40 million that could be used for these additional capital requirements. The Company is not charged a fee nor is it required to maintain compensating balances in connection with this line of credit.

         The Company's Board of Directors has authorized the purchase of up to $15 million of its common stock in the open market. At March 31, 1998, approximately $6.3 million remains available for purposes of purchasing its own common stock in the open market.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Premiums

         The following table presents information related to consolidated written and earned premiums and reinsurance expense (in thousands):

                                                                       Three months ended
                                                                            March 31
                                                                 ----------------------------      Increase
                                                                      1998        1997            (Decrease)
                                                                 ----------------------------    -----------
Direct and assumed premiums written                              $     56,361    $     52,090    $     4,271
                                                                 ============    ============    ===========

Premiums earned                                                  $     46,915    $     37,117    $     9,798
Premiums ceded                                                        (15,151)         (8,715)        (6,436)
                                                                 ------------    ------------    -----------
Net premiums earned                                              $     31,764    $     28,402    $     3,362
                                                                 ============    ============    ===========

         The increase in premiums written and earned for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 is due primarily to an increase in accident and health premiums.

The Company cedes reinsurance to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide capacity for additional growth. Premiums ceded are estimated based on the terms of the respective reinsurance agreements. The estimated expense is continually reviewed and any adjustments which become necessary are included in current operations. Amounts recoverable from reinsurers are estimated in a manner consistent with the loss liability associated with the reinsured policies. The $6.4 million increase in premiums ceded for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is principally due to additional written premium and assumed premiums, and as respects this new business, increased cessions of risks to reinsurers. The Company continually reviews the levels of coverages ceded and the related costs.

Investment Income

         The Company had consolidated net investment income of $9.7 million for the three months ended March 31, 1998, as compared to $9.5 million for the three months ended March 31, 1997, reflecting an increase of $230,000. The increased investment income is principally a result of an increase in the amount of investments held by the Company. Offsetting this increase was a decrease in the average rates of return; the rate of return for the first quarter of 1998 was 5.7% compared to 5.9% for the comparable period in 1997.

Losses

         Consolidated losses and loss adjustment expenses (losses) and the related loss ratios are summarized in the following table (dollars in thousands). The ratio for losses below is based on premiums earned; the ratio for net losses is based on net premiums earned.

                                                                         Three months ended
                                                             March 31, 1998            March 31, 1997
                                                          --------------------       ------------------
                                                                          Loss                     Loss
                                                             Losses      Ratio        Losses       Ratio
                                                          --------------------       -------------------
Losses                                                    $    33,373     71%        $  30,175      81%
                                                                          ===                       ---
Reinsurance recoveries                                        (12,187)                  (9,938)
                                                          -----------                ---------
Net losses                                                $    21,186     67%        $  20,237      71%
                                                          ===========     ===        =========      ===


         The Company's losses in the three months ended March 31, 1998 reflect a loss ratio of 71% as compared to a loss ratio of 81% for the three months ended March 31, 1997. Losses for both periods are principally based on the application of expected loss ratios to premiums earned. These loss ratios take into consideration prior loss experience, loss trends, the Company's loss retention levels, changes in frequency and severity of claims, and rates charged.

The above loss ratios reflect improvement of loss development in prior years coverage of $9.0 million in 1998 and $7.4 million in 1997. However, as the Company continues its expansion efforts, the improvement of loss development for prior years could have a smaller or less favorable impact on the loss ratios of future years.

Other Income

         Other income increased by $276,000 for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. The increase is principally attributable to increased capital gains realized upon the sale or other disposition of securities during the first quarter of 1998 compared to the first quarter of 1997.

Underwriting, Acquisition, and Insurance Expenses

         Consolidated expenses increased by $986,000 (which are net of ceding commissions earned, see note 5 of the accompanying Notes to Condensed Consolidated Financial Statements for more information) for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. Amortization of deferred policy acquisition costs increased $443,000 for the three months ended March 31, 1998 over the comparable period in 1997 and such increase is principally attributable to new business. The remainder of the increase results primarily from salary and benefit increases and other miscellaneous expenses relating to the daily operation of the company.

Income Taxes

The Company's effective tax rates of 24% for each of the three months ended March 31, 1998 and 1997 are lower than the statutory rate of 35% principally due to the effect of tax exempt investment income.

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


                                                Medical Assurance, Inc.




May 12, 1998                                    By: /s/ James J. Morello
                                                    ----------------------------
                                                    James J. Morello, Treasurer
                                                    (duly authorized officer and
                                                    principal financial officer)