Form 10-Q
period 1998-06-30
MEDICAL ASSURANCE INC
filed 1998-08-13
CIK 944492

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number 0-19439


                             Medical Assurance, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                     63-1137505
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation of organization)

100 Brookwood Place, Birmingham, AL                            35209
----------------------------------------                     ----------
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

As of June 30, 1998, there were 21,486,376 shares of the registrant's common stock outstanding.

                                Table of Contents



Part I - Financial Information

   Item l. Condensed Consolidated Financial Statements (Unaudited) of Medical Assurance, Inc. and Subsidiaries

             Condensed Consolidated Balance Sheets.............................................................3

             Condensed Consolidated Statements of Changes in Capital...........................................4

             Condensed Consolidated Statements of Income.......................................................5

             Condensed Consolidated Statements of Cash Flows...................................................6

             Notes to Condensed Consolidated Financial Statements..............................................7

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................................................10

Part II - Other Information

   Item 6.   Exhibits and Reports on Form 8-K.................................................................16

Signatures....................................................................................................16

                    Medical Assurance, Inc. and Subsidiaries

               Condensed Consolidated Balance Sheets (Unaudited)
                    ($ in thousands, except per share data)


                                                                   JUNE 30          DECEMBER 31
                                                                     1998              1997
                                                                  -----------       -----------
ASSETS
Investments:
   Fixed maturities available for sale, at market value           $   627,644           617,914
   Equity securities available for sale, at market value               52,415            44,880
   Real estate, net                                                    11,648            11,933
   Short-term investments                                              45,887            45,475
                                                                  -----------       -----------
Total investments                                                     737,594           720,202
Cash and cash equivalents                                              30,579            12,248
Premiums receivable                                                   111,920            92,051
Receivable from reinsurers                                            173,554           150,598
Prepaid reinsurance premiums                                           17,354            17,580
Deferred taxes                                                         31,140            33,273
Other assets                                                           34,273            37,221
                                                                  -----------       -----------
                                                                  $ 1,136,414       $ 1,063,173
                                                                  ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Policy liabilities and accruals:
     Reserve for losses and loss adjustment expenses              $   649,799       $   614,729
     Unearned premiums                                                 88,873            79,700
     Reinsurance premiums payable                                      68,293            53,752
                                                                  -----------       -----------
   Total policy liabilities                                           806,965           748,181
   Income taxes payable                                                 1,067             1,240
   Other liabilities                                                   21,734            26,564
                                                                  -----------       -----------
Total liabilities                                                     829,766           775,985

Commitments and contingencies                                              --                --

Stockholders' equity:
   Common stock, par value $1 per share; 100,000,000
     shares authorized; 21,721,699 and 21,721,562
       shares issued, respectively                                     21,722            21,722
   Additional paid-in capital                                         143,164           143,037
   Accumulated other comprehensive income, net of
     deferred taxes of  $7,240 and $7,947, respectively                13,446            14,704
   Retained earnings                                                  130,506           109,524
                                                                  -----------       -----------
                                                                      308,838           288,987
    Less treasury stock at cost, 235,323 and 222,201 shares,
     respectively                                                      (2,190)           (1,799)
                                                                  -----------       -----------
Total stockholders' equity                                            306,648           287,188
                                                                  -----------       -----------
                                                                  $ 1,136,414       $ 1,063,173
                                                                  ===========       ===========


See accompanying notes.

                    Medical Assurance, Inc. and Subsidiaries

       Condensed Consolidated Statements of Changes in Capital (Unaudited)
                                 (in thousands)

                                                                    Accumulated
                                                                        Other                           Other
                                                                    Comprehensive    Retained          Capital
                                                      Total            Income        Earnings          Accounts
                                                    -----------     -------------   -----------       ----------
Balance at December 31, 1997                        $ 287,188         $  14,704     $ 109,524         $ 162,960
Comprehensive income
   Net income                                          20,982                          20,982
   Other comprehensive income, net of tax
     Unrealized gains on securities, net of
     reclassification adjustment of $2,376             (1,258)           (1,258)
                                                    ---------
   Comprehensive income                                19,724
Net purchase of treasury stock                           (268)                                             (268)
Common stock issued for compensation                        4                                                 4
                                                    ---------         ---------     ---------         ---------
Balance at June 30, 1998                            $ 306,648         $  13,446     $ 130,506         $ 162,696
                                                    =========         =========     =========         =========



                                                                    Accumulated
                                                                        Other                           Other
                                                                    Comprehensive    Retained          Capital
                                                      Total            Income        Earnings          Accounts
                                                    -----------     -------------   -----------       ----------
Balance at December 31, 1996                        $ 244,565         $   8,157     $ 103,027         $ 133,381
Comprehensive income
   Net income                                          17,195                          17,195
   Other comprehensive income, net of tax
     Unrealized gains on securities, net of
     reclassification adjustment of $32                   211               211
                                                    ---------
   Comprehensive income                                17,406
Net purchase of treasury stock                         (1,703)                                           (1,703)
Common stock issued for compensation                       11                                                11
                                                    ---------         ---------     ---------         ---------

Balance at June 30, 1997                            $ 260,279         $   8,368     $ 120,222         $ 131,689
                                                    =========         =========     =========         =========





See accompanying notes.

                    Medical Assurance, Inc. and Subsidiaries

             Condensed Consolidated Statements of Income (Unaudited)
                      (in thousands, except per share data)


                                             Three Months Ended             Six Months Ended
                                                  June 30                       June 30
                                       ------------------------       ---------------------------
                                          1998            1997           1998             1997
                                       ---------       ---------       ---------       ---------
Revenues:
   Direct and assumed
     premiums written                  $  48,364       $  39,446       $ 104,725       $  91,536
                                       =========       =========       =========       =========

   Premiums earned                     $  48,055       $  74,905       $  94,970       $  74,905
   Premiums ceded                        (13,476)        (17,365)        (28,627)        (17,365)
                                       ---------       ---------       ---------       ---------
   Net premiums earned                    34,579          57,540          66,343          57,540
   Net investment income                   9,732          18,884          19,420          18,884
   Other income                            1,900             739           2,787             739
                                       ---------       ---------       ---------       ---------
Total revenues                            46,211          77,163          88,550          77,163

Expenses:
   Losses and loss
     adjustment expenses                  36,678          58,869          70,051          58,869
   Reinsurance recoveries                (13,588)        (19,425)        (25,775)        (19,425)
                                       ---------       ---------       ---------       ---------
   Net losses and loss
     adjustment expenses                  23,090          39,444          44,276          39,444
   Underwriting, acquisition
     and insurance expenses                8,319          15,192          16,446          15,192
                                       ---------       ---------       ---------       ---------
Total expenses                            31,409          54,636          60,722          54,636
                                       ---------       ---------       ---------       ---------

Income before income taxes                14,802          22,527          27,828          22,527

Provision for income taxes:
   Current expense                         2,072           6,728           3,997           6,728
   Deferred expense (benefit)              1,704          (1,396)          2,849          (1,396)
                                       ---------       ---------       ---------       ---------
                                           3,776           5,332           6,846           5,332
                                       ---------       ---------       ---------       ---------

Net income                             $  11,026       $  17,195       $  20,982       $  17,195
                                       =========       =========       =========       =========

Earnings per share:
   Net Income - basic and diluted      $    0.51       $    0.80       $    0.98       $    0.80
                                       =========       =========       =========       =========

Weighted average number of
   common shares outstanding              21,492          21,492          21,493          21,532
                                       =========       =========       =========       =========


See accompanying notes.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)



                                                      Six Months Ended
                                                           June 30
                                                    --------------------
                                                      1998        1997
                                                    --------    --------
OPERATING ACTIVITIES
Net income                                          $ 20,982    $ 17,195
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation                                           346         705
  Amortization                                         9,559       6,933
  Policy acquisition costs, deferred                  (9,322)     (9,318)
  Net realized gain on sale of investments            (2,376)        (32)
  Deferred income taxes (benefit)                      2,849      (1,396)
  Other                                                  137          17
  Changes in assets and liabilities:
   Premiums receivable                               (19,869)    (29,457)
   Income taxes receivable/payable                      (173)     (1,740)
   Receivable from reinsurers                        (22,956)    (21,707)
   Prepaid reinsurance premiums                          226       4,041
   Other assets                                        3,448      (2,263)
   Reserve for losses and loss adjustment expenses    35,070      36,666
   Unearned premiums                                   9,173      11,276
   Reinsurance premiums payable                       14,541       8,231
   Other liabilities                                  (4,830)       (687)
                                                    --------    --------
Net cash provided by operating activities             36,805      18,464

INVESTING ACTIVITIES
Purchases of fixed maturities available for sale    (139,343)    (99,574)
Purchases of equity securities available for sale     (9,113)     (6,361)
Proceeds from sale or maturities of fixed
 maturities available for sale                       127,678      75,697
Proceeds from sale of equity securities
 available for sale                                    3,222       4,278
Net (increase) decrease in short-term investments       (412)      7,670
Other                                                    (58)       (625)
                                                    --------    --------
Net cash used in investing activities                (18,026)    (18,915)

FINANCING ACTIVITIES
Purchase of treasury stock                              (448)     (1,709)
                                                    --------    --------
Net cash used by financing activities                   (448)     (1,709)
                                                    --------    --------
Increase in cash and cash equivalents                 18,331      (2,160)

Cash and cash equivalents at beginning of period      12,248      14,033
                                                    --------    --------
Cash and cash equivalents at end of period          $ 30,579    $ 11,873
                                                    ========    ========

See accompanying notes.

                    Medical Assurance, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Medical Assurance, Inc. and its subsidiaries, together referred to as the Company. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the December 31, 1997 audited consolidated financial statements and accompanying notes.

Medical Assurance, Inc. has 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At June 30, 1998, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

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

                    Medical Assurance, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


3. INVESTMENTS

Proceeds from sales of investments in fixed maturities and equities available for sale were $117.0 million and $34.3 million for the six months ended June 30, 1998 and 1997, respectively. Gross realized gains on such sales were $2,597,000 and $297,000 at June 30, 1998 and 1997 respectively; gross realized losses on such sales were $221,000 and $265,000 at June 30, 1998 and 1997, respectively. Realized gains and losses are included as a component of other income. The amortized cost of fixed maturities and equity securities available for sale was $659.3 million and $640.1 million at June 30, 1998 and December 31, 1997, respectively.

4. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The reserves for losses and loss adjustment expenses represent management's best estimate of the ultimate cost of all losses incurred but unpaid. Incurred losses and loss adjustment expenses for the six month periods ending June 30, 1998 and 1997 were principally based on the application of an expected loss ratio to premiums earned. These loss ratios take into consideration prior loss experience, loss trends, the Company's loss retention levels, changes in frequency and severity of claims and rates charged.

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


5. DEFERRED POLICY ACQUISITION COSTS

Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Amortization of deferred acquisition costs amounted to approximately $6.0 million and $6.6 million for the six months ended June 30, 1998 and 1997, respectively.

As is common practice within the industry, reinsurance ceding commissions are deducted from underwriting, acquisition, and insurance expenses and amounted to $3.6 million and $1.7 million for the six months ended June 30, 1998 and 1997, respectively.


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

LIQUIDITY AND CAPITAL RESOURCES

The payment of losses, loss adjustment expenses, and operating expenses in the ordinary course of business is currently the Company's principal need for liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided from these activities was sufficient during the first six months of 1998 to meet the Company's operating needs, and the Company believes those sources will be sufficient to meet its cash needs for operating purposes for at least the next twelve months. Prolonged and increasing levels of inflation could cause increases in the dollar amount of losses and loss adjustment expenses and may therefore adversely affect future reserve development. To minimize such risk, the Company (i) maintains what its management considers to be strong and adequate reinsurance, (ii) conducts regular actuarial reviews to ensure, among other things, that reserves do not become deficient, and (iii) maintains adequate asset liquidity.

The Company did not borrow any funds during the six months ended June 30, 1998 and 1997, and currently has no requirements indicating a need to borrow significant funds in the next twelve months. However, the need for additional capital may arise in order to achieve the Company's ultimate goal of expansion, as discussed in subsequent paragraphs. The Company continues to have available through a lending institution a line of credit in the amount of $40 million that could be used for these additional capital requirements. The Company is not charged a fee nor is it required to maintain compensating balances in connection with this line of credit.

The Company's Board of Directors has authorized the purchase of up to $15 million of its common stock in the open market. At June 30, 1998, approximately $6.0 million remains available for purposes of purchasing its own common stock in the open market.

BUSINESS EXPANSION

The Company, through Mutual Assurance, Inc. (Mutual Assurance), has been developing a marketing strategy to address the insurance needs of hospitals and vertically integrated health care providers. The Company expects organizations such as these to represent increasing market opportunities for professional liability and related insurance products because of the trend toward the consolidation of health care providers. In certain instances, Mutual Assurance's surplus is a competitive factor in the "large account" market because its principal competitors are larger than those with whom Mutual Assurance has historically had to compete.

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

The Company is continuing to identify third parties with which it does a significant amount of business and evaluate their Year 2000 compliance. The Company is not currently aware of any problems that will have a material impact on its operations.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Premiums
--------

The following table presents information related to consolidated written and earned premiums and reinsurance expense (in thousands):


                                                                        Six Months Ended
                                                                             June 30               Increase
                                                                 ---------------------------      (Decrease)
                                                                      1998        1997
                                                                 ---------------------------

             Direct and assumed premiums written                 $    104,725    $     91,536    $    13,189
                                                                 ============    ============    ===========

             Premiums earned                                     $     94,970    $     74,905    $    20,065
             Premiums ceded                                           (28,627)        (17,365)       (11,262)
                                                                 ------------    ------------    -----------
             Net premiums earned                                 $     66,343    $     57,540    $     8,803
                                                                 ============    ============    ===========

The increase in premiums written and earned for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 is due primarily to an increase of $12.4 million in accident and health premiums.

The Company cedes reinsurance to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide capacity for additional growth. Premiums ceded are estimated based on the terms of the respective reinsurance agreements. The estimated expense is continually reviewed and any adjustments which become necessary are included in current operations. Amounts recoverable from reinsurers are estimated in a manner consistent with the loss liability associated with the reinsured policies. The $11.2 million increase in premiums ceded for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 is principally due to additional written premiums and assumed premiums, and as respects this new business, increased cessions of risks to reinsurers. The Company continually reviews the levels of coverages ceded and the related costs.

Investment Income
-----------------

The Company had consolidated net investment income of $19.4 million for the six months ended June 30, 1998, as compared to $18.9 million for the six months ended June 30, 1997, reflecting an increase of $536,000. The increased investment income is principally a result of an increase in the amount of interest-bearing investments held by the Company. Offsetting this increase was a decrease in the average rates of return; the rate of return for the first half of 1998 was 5.7% compared to 5.9% for the comparable period in 1997.

Losses
------

Consolidated losses and loss adjustment expenses (losses) and the related loss ratios are summarized in the following table (dollars in thousands). The ratio for losses below is based on premiums earned; the ratio for net losses is based on net premiums earned.

                                                                           Six Months Ended
                                                                June 30, 1998              June 30,1997
                                                          ------------------------   ----------------------
                                                                             Loss                     Loss
                                                              Losses         Ratio        Losses      Ratio
                                                          ------------------------   ----------------------
             Losses                                       $    70,051        74%     $     58,869      79%
                                                                             ===                       ---
             Reinsurance recoveries                           (25,775)                    (19,425)
                                                          -----------                ------------
             Net losses                                   $    44,276        67%     $     39,444      69%
                                                          ===========        ===     ============      ===


The Company's losses in the six months ended June 30, 1998 reflect a loss ratio of 74% as compared to a loss ratio of 79% for the six months ended June 30,1997. Losses for both periods are principally based on the application of expected loss ratios to premiums earned. These loss ratios take into consideration prior loss experience, loss trends, the Company's loss retention levels, changes in frequency and severity of claims, and rates charged.

The above loss ratios reflect improvement of loss development in prior years coverage of $18.0 million in 1998 and $16.1 million in 1997. However, as the Company continues its expansion efforts, the improvement of loss development for prior years could have a smaller or less favorable impact on the loss ratios of future years.

Other Income
------------

Other income increased by $2.0 million for the six months ended June 30, 1998 as compared to the six months ended June 30,1997. The increase is principally attributable to increased capital gains realized upon the sale or other disposition of securities during the first half of 1998 compared to the first half of 1997.

Underwriting, Acquisition, and Insurance Expenses
-------------------------------------------------

Underwriting, acquisition and insurance expenses are summarized in the following table (in thousands):

                                                                         Six Months Ended
                                                                              June 30
                                                                       -----------------------          Increase
                                                                       1998               1997         (Decrease)
                                                                       -----------------------         ----------
Underwriting, acquisition and insurance expenses
   before reduction by ceding commissions earned                  $     20,012      $     16,908       $     3,104
Ceding commissions earned                                               (3,566)           (1,716)           (1,850)
                                                                  ------------      ------------       -----------
                                                                  $     16,446      $     15,192       $     1,254
                                                                  ============      ============       ===========

Expenses increased by $1.3 million (which are net of ceding commissions earned, see note 5 of the accompanying Notes to Condensed Consolidated Financial Statements for more information) for the six months ended June 30, 1998 compared to the six months ended June 30,1997. Amortization of deferred policy acquisition costs increased $1.8 million which is principally attributable to new business. Other expenses increased $1.3 million primarily from salary and benefit increases and other miscellaneous expenses relating to the daily operation of the company. Ceding commissions earned increased principally because during 1998 a greater portion of the Company's reinsurance treaties provided for a ceding commission than was the case during the comparable period of 1997.

Income Taxes
------------

The Company's effective tax rates of 25% and 24% for the six months ended June 30, 1998 and 1997, respectively, are lower than the statutory rate of 35% principally due to the effect of tax exempt investment income.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Premiums
--------

The following table presents information related to consolidated written and earned premiums and reinsurance expense (in thousands):

                                                                        Three Months Ended
                                                                               June 30
                                                                  -------------------------------        Increase
                                                                        1998            1997            (Decrease)
                                                                  -------------------------------       ----------
Direct and assumed premiums written                               $     48,364      $     39,446       $     8,918
                                                                  ============      ============       ===========


Premiums earned                                                   $     48,055      $     37,788       $    10,267
Premiums ceded                                                         (13,476)           (8,650)           (4,826)
                                                                  ------------      ------------       -----------
Net premiums earned                                               $     34,579      $     29,138       $     5,441
                                                                  ============      ============       ===========


The increase in premiums written and earned for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 is due primarily to an increase of $6.6 million in accident and health premiums.

The Company cedes reinsurance to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide capacity for additional growth. Premiums ceded are estimated based on the terms of the respective reinsurance agreements. The estimated expense is continually reviewed and any adjustments which become necessary are included in current operations. Amounts recoverable from reinsurers are estimated in a manner consistent with the loss liability associated with the reinsured policies. The $4.8 million increase in premiums ceded for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 is principally due to additional written premiums and assumed premiums, and as respects this new business, increased cessions of risks to reinsurers. The Company continually reviews the levels of coverages ceded and the related costs.

Investment Income
-----------------

The Company had consolidated net investment income of $9.7 million for the three months ended June 30, 1998, as compared to $9.4 million for the three months ended June 30, 1997, reflecting an increase of $300,000. The increased investment income is principally a result of an increase in the amount of investments held by the Company. Offsetting this increase was a decrease in the average rates of return; the rate of return for the three months ended June 30, 1998 was 5.7% compared to 5.9% for the comparable period in 1997.

Losses
------

Consolidated losses and loss adjustment expenses (losses) and the related loss ratios are summarized in the following table (dollars in thousands). The ratio for losses below is based on premiums earned; the ratio for net losses is based on net premiums earned.

                                                                           Three Months Ended
                                                              June 30, 1998                June 30,1997
                                                        -------------------------    ----------------------
                                                                             Loss                      Loss
                                                            Losses          Ratio       Losses        Ratio
                                                        -------------------------    ----------------------

             Losses                                     $      36,678        76%     $     28,694       76%
                                                                             ===                        ===
             Reinsurance recoveries                           (13,588)                     (9,487)
                                                        -------------                ------------
             Net losses                                 $      23,090        67%     $     19,207       66%
                                                        =============        ===     ============       ===


The Company's losses in the three months ended June 30, 1998 and 1997 reflect a loss ratio of 76%. Losses for both periods are principally based on the application of expected loss ratios to premiums earned. These loss ratios take into consideration prior loss experience, loss trends, the Company's loss retention levels, changes in frequency and severity of claims, and rates charged.

The above loss ratios reflect improvement of loss development in prior years coverage of $9.0 million in 1998 and $8.7 million in 1997. However, as the Company continues its expansion efforts, the improvement of loss development for prior years could have a smaller or less favorable impact on the loss ratios of future years.

Other Income
------------

Other income increased by $1.8 million for the quarter ended June 30, 1998 as compared to the quarter ended June 30,1997. The increase is principally attributable to increased capital gains realized upon the sale or other disposition of securities during the second quarter of 1998 compared to the second quarter of 1997.

Underwriting, Acquisition, and Insurance Expenses
-------------------------------------------------

Underwriting, acquisition and insurance expenses are summarized in the following table (in thousands):

                                                                        Three Months Ended
                                                                               June 30
                                                                   ------------------------------        Increase
                                                                        1998            1997            (Decrease)
                                                                   ------------------------------       ----------
Underwriting, acquisition and insurance expenses
   before reduction by ceding commissions earned                   $     9,741      $      8,789       $       952
Ceding commissions earned                                               (1,422)             (737)             (685)
                                                                   ------------     -------------      ------------
                                                                   $     8,319      $      8,052       $       267
                                                                   ===========      ============       ===========


Expenses increased by $267,000 (which are net of ceding commissions earned, see note 5 of the accompanying Notes to Condensed Consolidated Financial Statements for more information) for the quarter ended June 30, 1998 compared to the quarter ended June 30,1997. Amortization of deferred policy acquisition costs increased $470,000 which is principally attributable to new business. Other expenses increased $482,000 primarily from salary and benefit increases and other miscellaneous expenses relating to the daily operation of the company. Ceding commissions earned increased for the same reason explained in the year-to-date analysis.

Income Taxes
------------

The Company's effective tax rates of 26% for the three months ended June 30, 1998 and 23% for the comparable period in 1997 are lower than the statutory rate of 35% principally due to the effect of tax exempt investment income.

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


                                           Medical Assurance, Inc.




  August 12, 1998                          By: /s/ James J. Morello
                                               ------------------------
                                           James J. Morello, Treasurer
                                           (duly authorized officer and
                                           principal financial officer)