Form 10-Q/A
period 1998-06-30
MEDICAL ASSURANCE INC
filed 1998-08-20
CIK 944492

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A
                                  AMENDMENT #1


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

                                     PREFACE


The purpose of this Amendment #1 to FORM 10-Q for the quarterly period ended June 30, 1998 is to correct the Condensed Consolidated Statements of Income for the Three Months Ended June 30, 1997. As submitted in the first filing of FORM 10-Q certain of the amounts for the Six Months Ended June 30, 1997 are repeated in the column for the Three Months Ended June 30, 1997. This amendment will correct this typographical error.

As required the registrant is submitting all of Item 1 with this amendment followed by the signature page.

                    Medical Assurance, Inc. and Subsidiaries

                Condensed Consolidated Balance Sheets (Unaudited)
                     ($ in thousands, except per share data)

                                                                    JUNE 30         December 31
                                                                     1998              1997
                                                                  ------------------------------
ASSETS
Investments:
   Fixed maturities available for sale, at market value           $   627,644       $   617,914
   Equity securities available for sale, at market value               52,415            44,880
   Real estate, net                                                    11,648            11,933
   Short-term investments                                              45,887            45,475
                                                                  -----------       -----------
Total investments                                                     737,594           720,202
Cash and cash equivalents                                              30,579            12,248
Premiums receivable                                                   111,920            92,051
Receivable from reinsurers                                            173,554           150,598
Prepaid reinsurance premiums                                           17,354            17,580
Deferred taxes                                                         31,140            33,273
Other assets                                                           34,273            37,221
                                                                  -----------       -----------
                                                                  $ 1,136,414       $ 1,063,173
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

                    Medical Assurance, Inc. and Subsidiaries

       Condensed Consolidated Statements of Changes in Capital (Unaudited)
                                 (in thousands)

                                                                Accumulated
                                                                    Other                       Other
                                                                Comprehensive   Retained       Capital
                                                        Total       Income      Earnings      Accounts
                                                      --------  -------------   --------      --------
Balance at December 31, 1997                          $287,188     $14,704      $109,524      $162,960
Comprehensive income
   Net income                                           20,982                    20,982
   Other comprehensive income, net of tax
     Unrealized gains on securities, net of
     reclassification adjustment of $2,376              (1,258)     (1,258)
                                                       --------
   Comprehensive income                                 19,724
Net purchase of treasury stock                            (268)                                   (268)
Common stock issued for compensation                         4                                       4
                                                       --------    -------      --------      --------
Balance at June 30, 1998                              $306,648     $13,446      $130,506      $162,696
                                                      =========    =======      ========      ========


                                                                Accumulated
                                                                    Other                      Other
                                                                Comprehensive   Retained       Capital
                                                        Total      Income       Earnings      Accounts
                                                      --------- -------------   --------      --------
Balance at December 31, 1996                          $ 244,565    $ 8,157      $103,027      $133,381
Comprehensive income
   Net income                                            17,195                   17,195
   Other comprehensive income, net of tax
     Unrealized gains on securities, net of
     reclassification adjustment of $32                     211        211
                                                      ---------
   Comprehensive income                                  17,406
Net purchase of treasury stock                           (1,703)                                 (1,703)
Common stock issued for compensation                         11                                      11
                                                      ---------    -------      ---------     ---------
Balance at June 30, 1997                              $ 260,279    $ 8,368      $ 120,222     $ 131,689
                                                      =========    =======      =========     =========





See accompanying notes.

                    Medical Assurance, Inc. and Subsidiaries

             Condensed Consolidated Statements of Income (Unaudited)
                      (in thousands, except per share data)

                                          Three Months Ended               Six Months Ended
                                                June 30                          June 30
                                       ---------------------------------------------------------
                                         1998             1997             1998           1997
                                       ---------       ---------       ---------       ---------
Revenues:
   Direct and assumed
     premiums written                  $  48,364       $  39,446       $ 104,725       $  91,536
                                       =========       =========       =========       =========

   Premiums earned                     $  48,055       $  37,788       $  94,970       $  74,905
   Premiums ceded                        (13,476)         (8,650)        (28,627)        (17,365)
                                       ---------       ---------       ---------       ---------
   Net premiums earned                    34,579          29,138          66,343          57,540
   Net investment income                   9,732           9,426          19,420          18,884
   Other income                            1,900             128           2,787             739
                                       ---------       ---------       ---------       ---------
Total revenues                            46,211          38,692          88,550          77,163

Expenses:
   Losses and loss
     adjustment expenses                  36,678          28,694          70,051          58,869
   Reinsurance recoveries                (13,588)         (9,487)        (25,775)        (19,425)
                                       ---------       ---------       ---------       ---------
   Net losses and loss
     adjustment expenses                  23,090          19,207          44,276          39,444
   Underwriting, acquisition
     and insurance expenses                8,319           8,052          16,446          15,192
                                       ---------       ---------       ---------       ---------
Total expenses                            31,409          27,259          60,722          54,636
                                       ---------       ---------       ---------       ---------

Income before income taxes                14,802          11,433          27,828          22,527

Provision for income taxes:
   Current expense                         2,072           3,423           3,997           6,728
   Deferred expense (benefit)              1,704            (771)          2,849          (1,396)
                                       ---------       ---------       ---------       ---------
                                           3,776           2,652           6,846           5,332
                                       ---------       ---------       ---------       ---------

Net income                             $  11,026       $   8,781       $  20,982       $  17,195
                                       =========       =========       =========       =========

Earnings per share:
   Net Income - basic and diluted      $    0.51       $    0.41       $    0.98       $    0.80
                                       =========       =========       =========       =========

Weighted average number of
   common shares outstanding              21,492          21,496          21,493          21,532
                                       =========       =========       =========       =========


See accompanying notes.

                    Medical Assurance, Inc. and Subsidiaries

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                      Six Months Ended
                                                                         June 30
                                                                -------------------------
                                                                   1998            1997
                                                                ---------       ---------
OPERATING ACTIVITIES
Net Income                                                      $  20,982       $  17,195
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                     346             705
     Amortization                                                   9,559           6,933
     Policy acquisition costs, deferred                            (9,322)         (9,318)
     Net realized gain on sale of investments                      (2,376)            (32)
     Deferred income taxes (benefit)                                2,849          (1,396)
     Other                                                            137              17
     Changes in assets and liabilities:
       Premiums receivable                                        (19,869)        (29,457)
       Income taxes receivable/payable                               (173)         (1,740)
       Receivable from reinsurers                                 (22,956)        (21,707)
       Prepaid reinsurance premiums                                   226           4,041
       Other assets                                                 3,448          (2,263)
       Reserve for losses and loss adjustment expenses             35,070          36,666
       Unearned premiums                                            9,173          11,276
       Reinsurance premiums payable                                14,541           8,231
       Other liabilities                                           (4,830)           (687)
                                                                ---------       ---------
Net cash provided by operating activities                          36,805          18,464

INVESTING ACTIVITIES
Purchases of fixed maturities available for sale                 (139,343)        (99,574)
Purchases of equity securities available for sale                  (9,113)         (6,361)
Proceeds from sale or maturities of fixed
   maturities available for sale                                  127,678          75,697
Proceeds from sale of equity securities available for sale          3,222           4,278
Net (increase) decrease in short-term investments                    (412)          7,670
Other                                                                 (58)           (625)
                                                                ---------       ---------
Net cash used in investing activities                             (18,026)        (18,915)

FINANCING ACTIVITIES
Purchase of treasury stock                                           (448)         (1,709)
                                                                ---------       ---------
Net cash used by financing activities                                (448)         (1,709)
                                                                ---------       ---------
Increase in cash and cash equivalents                              18,331          (2,160)

Cash and cash equivalents at beginning of period                   12,248          14,033
                                                                ---------       ---------
Cash and cash equivalents at end of period                      $  30,579       $  11,873
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


                                                  Medical Assurance, Inc.




  August 18, 1998                                 By: /s/ James J. Morello
                                                      ------------------------
                                                  James J. Morello, Treasurer
                                                  (duly authorized officer and
                                                  principal financial officer)