Form 10-Q
period 1998-09-30
MEDICAL ASSURANCE INC
filed 1998-11-16
CIK 944492

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended SEPTEMBER 30, 1998 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number 0-19439


                            Medical Assurance, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                        63-1137505
-------------------------------            -------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation of organization)

100 Brookwood Place, Birmingham, AL                       35209
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


                                 (205) 877-4400
                        -------------------------------
                        (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X . No   .
                                             ---    ---

As of September 30, 1998, there were 21,256,989 shares of the registrant's common stock outstanding.

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

                 Condensed Consolidated Statements of Income.......................................................5

                 Condensed Consolidated Statements of Cash Flows...................................................6

                 Notes to Condensed Consolidated Financial Statements..............................................7

   Item 2.       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations....................................................10

Part II - Other Information

   Item 6.       Exhibits and Reports on Form 8-K.................................................................18

Signatures........................................................................................................18

                    Medical Assurance, Inc. and Subsidiaries

               Condensed Consolidated Balance Sheets (Unaudited)
                    ($ in thousands, except per share data)

                                                                          SEPTEMBER 30         December 31
                                                                              1998                1997
                                                                         ---------------------------------

ASSETS
Investments:
    Fixed maturities available for sale, at market value                 $   648,820           $   617,914
    Equity securities available for sale, at market value                     43,169                44,880
    Real estate, net                                                          11,488                11,933
    Short-term investments                                                    58,505                45,475
                                                                         -----------           -----------
Total investments                                                            761,982               720,202
Cash and cash equivalents                                                     46,342                12,248
Premiums receivable                                                           64,107                92,051
Receivable from reinsurers                                                   176,215               150,598
Prepaid reinsurance premiums                                                  19,451                17,580
Deferred taxes                                                                29,498                33,273
Other assets                                                                  45,389                37,221
                                                                         -----------           -----------
                                                                         $ 1,142,984           $ 1,063,173
                                                                         ===========           ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Policy liabilities and accruals:
       Reserve for losses and loss adjustment expenses                   $   665,111           $   614,729
       Unearned premiums                                                      83,117                79,700
       Reinsurance premiums payable                                           52,658                53,752
                                                                         -----------           -----------
    Total policy liabilities                                                 800,886               748,181
    Income taxes payable                                                       4,920                 1,240
    Other liabilities                                                         21,695                26,564
                                                                         -----------           -----------
Total liabilities                                                            827,501               775,985

Commitments and contingencies                                                     --                    --

Stockholders' equity:
    Common stock, par value $1 per share; 100,000,000
       shares authorized; 21,722,140 and 21,721,562
         shares issued, respectively                                          21,722                21,722
    Additional paid-in capital                                               143,241               143,037
    Accumulated other comprehensive income, net of
       deferred taxes of $7,995 and $7,947, respectively                      14,848                14,704
    Retained earnings                                                        144,011               109,524
                                                                         -----------           -----------
                                                                             323,822               288,987
     Less treasury stock at cost,  465,151 and  222,201 shares,
       respectively                                                           (8,339)               (1,799)
                                                                         -----------           -----------
Total stockholders' equity                                                   315,483               287,188
                                                                         -----------           -----------
                                                                         $ 1,142,984           $ 1,063,173
                                                                         ===========           ===========


See accompanying notes

                   Medical Assurance, Inc. and Subsidiaries

      Condensed Consolidated Statements of Changes in Capital (Unaudited)
                                 (in thousands)

                                                                                   Accumulated
                                                                                     Other                      Other
                                                                                  Comprehensive    Retained     Capital
                                                                        Total        Income        Earnings    Accounts
                                                                      --------    -------------    --------    --------
Balance at December 31, 1997                                          $287,188       $14,704       $109,524    $162,960
Comprehensive income
    Net income                                                          34,487                       34,487
    Other comprehensive income, net of tax
       Unrealized gains on securities, net of
       reclassification adjustment of $6,620                               144           144
                                                                      --------
    Comprehensive income                                                34,631
Net purchase of treasury stock                                          (6,352)                                  (6,352)
Common stock issued for compensation                                        16                                       16
                                                                      --------       -------       --------    --------
Balance at September 30, 1998                                         $315,483       $14,848       $144,011    $156,624
                                                                      ========       =======       ========    ========



                                                                                   Accumulated
                                                                                      Other                     Other
                                                                                  Comprehensive    Retained     Capital
                                                                        Total        Income        Earnings    Accounts
                                                                      --------    -------------    --------    --------
Balance at December 31, 1996                                          $244,565       $ 8,157       $103,027    $133,381
Comprehensive income
    Net income                                                          27,088                       27,088
    Other comprehensive income, net of tax
       Unrealized gains on securities, net of
       reclassification adjustment of $904                               4,528         4,528
                                                                      --------
    Comprehensive income                                                31,616
Net purchase of treasury stock                                          (1,623)                                  (1,623)
Common stock issued for compensation                                        26                                       26
                                                                      --------       -------       --------    --------
Balance at September 30, 1997                                         $274,584       $12,685       $130,115    $131,784
                                                                      ========       =======       ========    ========

See accompanying notes.

                   Medical Assurance, Inc. and Subsidiaries

            Condensed Consolidated Statements of Income (Unaudited)
                     (in thousands, except per share data)

                                             Three Months Ended                  Nine Months Ended
                                                September 30                       September 30
                                          -------------------------         ---------------------------
                                             1998             1997             1998              1997
                                          --------         --------         ---------         ---------

Revenues:
    Direct and assumed
       premiums written                   $ 43,319         $ 43,266         $ 148,044         $ 134,802
                                          ========         ========         =========         =========

    Premiums earned                       $ 49,510         $ 41,382         $ 144,480         $ 116,287
    Premiums ceded                         (11,834)         (10,608)          (40,461)          (27,973)
                                          --------         --------         ---------         ---------
    Net premiums earned                     37,676           30,774           104,019            88,314
    Net investment income                   10,157            9,523            29,577            28,407
    Other income                             4,899            1,283             7,686             2,023
                                          --------         --------         ---------         ---------
Total revenues                              52,732           41,580           141,282           118,744

Expenses:
    Losses and loss
       adjustment expenses                  37,850           32,634           107,901            91,503
    Reinsurance recoveries                 (11,984)         (11,328)          (37,759)          (30,753)
                                          --------         --------         ---------         ---------
    Net losses and loss
       adjustment expenses                  25,866           21,306            70,142            60,750
    Underwriting, acquisition
       and insurance expenses                8,387            7,656            24,833            22,850
                                          --------         --------         ---------         ---------
Total expenses                              34,253           28,962            94,975            83,600
                                          --------         --------         ---------         ---------

Income before income taxes                  18,479           12,618            46,307            35,144

Provision for income taxes:
    Current expense                          2,839            3,346             6,836            10,075
    Deferred expense (benefit)               2,135             (622)            4,984            (2,019)
                                          --------         --------         ---------         ---------
                                             4,974            2,724            11,820             8,056
                                          --------         --------         ---------         ---------

Net income                                $ 13,505         $  9,894         $  34,487         $  27,088
                                          ========         ========         =========         =========

Earnings per share:
    Net Income - basic and diluted        $   0.63         $   0.46         $    1.61         $    1.26
                                          ========         ========         =========         =========

Weighted average number of
    common shares outstanding               21,468           21,487            21,487            21,517
                                          ========         ========         =========         =========



See accompanying notes.

                    Medical Assurance, Inc. and Subsidiaries

          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                           Nine Months Ended
                                                                              September 30
                                                                    -----------------------------
                                                                       1998                1997
                                                                    ---------           ---------

OPERATING ACTIVITIES
Net Income                                                          $  34,487           $  27,088
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation                                                      (514)              1,042
       Amortization                                                    15,798              13,377
       Policy acquisition costs, deferred                             (18,732)            (14,813)
       Net realized gain on sale of investments                        (6,260)               (904)
       Deferred income taxes (benefit)                                  4,984              (2,019)
       Other                                                           (5,095)                 26
       Changes in assets and liabilities:
         Premiums receivable                                           27,944             (34,724)
         Income taxes receivable/payable                                3,680                (827)
         Receivable from reinsurers                                   (25,617)            (33,098)
         Prepaid reinsurance premiums                                  (1,871)              1,231
         Other assets                                                  (4,227)             (4,057)
         Reserve for losses and loss adjustment expenses               50,382              54,403
         Unearned premiums                                              3,417              13,160
         Reinsurance premiums payable                                  (1,094)             13,869
         Other liabilities                                             (4,869)                576
                                                                    ---------           ---------
Net cash provided by operating activities                              72,413              34,330

INVESTING ACTIVITIES
Purchases of fixed maturities available for sale                     (248,029)           (147,253)
Purchases of equity securities available for sale                     (10,861)            (10,900)
Proceeds from sale or maturities of fixed
    maturities available for sale                                     225,568             107,396
Proceeds from sale of equity securities available for sale              9,746               5,077
Net (increase) decrease in short-term investments                     (13,030)             15,607
Other                                                                     959                (728)
                                                                    ---------           ---------
Net cash used in investing activities                                 (35,647)            (30,801)

FINANCING ACTIVITIES
Purchase of treasury stock                                             (2,672)             (1,623)
                                                                    ---------           ---------
Net cash used by financing activities                                  (2,672)             (1,623)
                                                                    ---------           ---------
Increase in cash and cash equivalents                                  34,094               1,906

Cash and cash equivalents at beginning of period                       12,248              14,033
                                                                    ---------           ---------
Cash and cash equivalents at end of period                          $  46,342           $  15,939
                                                                    =========           =========


See accompanying notes.

                    Medical Assurance, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Medical Assurance, Inc. and its subsidiaries, together referred to as the Company. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the December 31, 1997 audited consolidated financial statements and accompanying notes.

Medical Assurance, Inc. has 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At September 30, 1998, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

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

                    Medical Assurance, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



3. INVESTMENTS

Proceeds from sales of investments in fixed maturities and equities available for sale were $209.3 million and $73.0 million for the nine months ended September 30, 1998 and 1997, respectively. Gross realized gains on such sales were $6.6 million and $1.2 million at September 30, 1998 and 1997 respectively; gross realized losses on such sales were $333,000 and $265,000 at September 30, 1998 and 1997, respectively. Realized gains and losses are included as a component of other income. The amortized cost of fixed maturities and equity securities available for sale was $669.1 million and $640.1 million at September 30, 1998 and December 31, 1997, respectively.

4. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The reserves for losses and loss adjustment expenses represent management's best estimate of the ultimate cost of all losses incurred but unpaid. Incurred losses and loss adjustment expenses for the nine months ended September 30, 1998 and 1997 were principally based on the application of an expected loss ratio to premiums earned. These loss ratios take into consideration prior loss experience, loss trends, the Company's loss retention levels, changes in frequency and severity of claims and rates charged.

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


5. POLICY ACQUISITION COSTS

Costs that vary with and are directly related to the production of new and renewal premiums are deferred to the extent they are recoverable against unearned premiums and are amortized as the related premiums are earned. These costs include premium taxes, ceding commissions, brokerage fees and agents' commissions, and salaries, benefits and other expenses associated with underwriting.

As is common practice within the industry, reinsurance ceding commissions are deducted from acquisition costs and amounted to $7.4 million and $3.6 million for the nine months ended September 30, 1998 and 1997, respectively, and $3.8 million and $1.9 million for the three months ended September 30, 1998 and 1997, respectively. Amortization of deferred acquisition costs, net of ceding commissions, amounted to approximately $11.0 million and $9.8 million for the nine months ended September 30, 1998 and 1997, respectively, and approximately $4.0 million and $3.2 million for the three months ended September 30, 1998 and 1997, respectively. Underwriting and insurance costs that are not directly related to the production of new and renewal premiums are charged to expense as incurred. These costs were $13.8 million and $13.1 million for the nine months ended September 30, 1998 and 1997, respectively, and $3.9 million and $3.2 million for the three months ended September 30, 1998 and 1997 respectively.

                    Medical Assurance, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
6. INCOME TAXES

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

LIQUIDITY AND CAPITAL RESOURCES

The payment of losses, loss adjustment expenses, and operating expenses in the ordinary course of business is currently the Company's principal need for liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided from these activities was sufficient during the first nine months of 1998 to meet the Company's operating needs, and the Company believes those sources will be sufficient to meet its cash needs for operating purposes for at least the next twelve months. Prolonged and increasing levels of inflation could cause increases in the dollar amount of losses and loss adjustment expenses and may therefore adversely affect future reserve development. To minimize such risk, the Company (i) maintains what its management considers to be strong and adequate reinsurance, (ii) conducts regular actuarial reviews to ensure, among other things, that reserves do not become deficient, and (iii) maintains adequate asset liquidity.

The Company did not borrow any funds during the nine months ended September 30, 1998 and 1997, and currently has no requirements indicating a need to borrow significant funds in the next twelve months. However, the need for additional capital may arise in order to achieve the Company's ultimate goal of expansion, as discussed in subsequent paragraphs. The Company continues to have available through a lending institution a line of credit in the amount of $40 million that could be used for these additional capital requirements. The Company is not charged a fee nor is it required to maintain compensating balances in connection with this line of credit. Additionally, in an effort to protect the Company's portfolio against the possibility of higher interest rates in the future, the Company began reducing the average maturity of a portion of that portfolio during the third quarter. This was the principal reason for the higher gross realized gains discussed in Note 3 of the accompanying Notes to Condensed Consolidated Financial Statements.

The Company's Board of Directors has authorized the purchase of up to $25 million of its common stock in the open market. At September 30, 1998, approximately $9.8 million remains available for purposes of purchasing its own common stock in the open market.

In September 1998 the Company reached an agreement in principle with Medical Defense Holding Company (MDHC) of Springfield, Missouri to purchase the ongoing book of medical professional liability insurance business of MDHC's subsidiaries, Medical Defense Associates (MDA) and Medical Defense Insurance Company (MDIC). The proposed transaction, which has been approved by both Boards, will be effective January 1, 1999. The Company will assume day-to-day management of existing policies and prior liabilities of MDA and MDIC and provide aggregate excess of loss reinsurance to protect MDA and MDIC from adverse loss development in excess of an agreed threshold. The ultimate purchase price is not expected to exceed 10% of the Company's consolidated assets prior to the transaction.

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

New software systems that the Company has acquired and is in the process of implementing for ongoing operational purposes function properly with respect to dates in the year 2000 and thereafter. The Company's timetable for completing its conversion to the new software is such that the Company does not believe the Year 2000 Issue poses a significant operational problem. Becoming Year 2000 compliant is incidental to implementing the new software systems; therefore, costs specifically related to Year 2000 compliance are minimal.

The Company has undertaken to identify third parties with which it does a significant amount of business and to contact these parties regarding their Year 2000 compliance efforts. While this process is not complete, the Company is not currently aware of any problems that will have a material impact on its operations.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Premiums

The following table presents information related to consolidated written and earned premiums and reinsurance expense (in thousands):

                                                               Nine Months Ended
                                                                  September 30
                                                             -----------------------      Increase
                                                                1998          1997       (Decrease)
                                                                ----          ----       ---------

                 Direct and assumed premiums written         $ 148,044     $ 134,802     $  13,242
                                                             =========     =========     =========


                 Premiums earned                             $ 144,480     $ 116,287     $  28,193
                 Premiums ceded                                (40,461)      (27,973)    $ (12,488)
                                                             ---------     ---------     ---------
                 Net premiums earned                         $ 104,019     $  88,314     $  15,705
                                                             =========     =========     =========


The increase in premiums written for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 is due primarily to increases of $ 6.2 million in accident and health premiums and $ 7.8 million in medical malpractice premiums.

The Company cedes reinsurance to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide capacity for additional growth. Premiums ceded are estimated based on the terms of the respective reinsurance agreements. The estimated expense is continually reviewed and any adjustments which become necessary are included in current operations. Amounts recoverable from reinsurers are estimated in a manner consistent with the loss liability associated with the reinsured policies. The $12.5 million increase in premiums ceded for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 is principally due to additional written and assumed premiums, and as respects this new business, increased cessions of risks to reinsurers offset in part by reduced cessions to reinsurers within certain markets. The Company continually reviews the levels of coverages ceded and the related costs.

Investment Income

The Company had consolidated net investment income of $29.6 million for the nine months ended September 30, 1998, as compared to $28.4 million for the nine months ended September 30, 1997, reflecting an increase of $1.2 million. The increased investment income is principally a result of an increase in the amount of interest-bearing investments held by the Company. Offsetting this increase was a decrease in the average rates of return; the rate of return for the first nine months of 1998 was 5.7% compared to 5.9% for the comparable period in 1997.

Losses

Consolidated losses and loss adjustment expenses (losses) and the related loss ratios are summarized in the following table (dollars in thousands). The ratio for losses below is based on premiums earned; the ratio for net losses is based on net premiums earned.

                                                                       Nine months Ended
                                                            September 30, 1998      September 30,1997
                                                            ------------------      -----------------
                                                                          Loss                   Loss
                                                             Losses      Ratio       Losses     Ratio
                                                             ------      -----       ------     -----

                 Losses                                     $107,901      75%      $ 91,503      79%
                                                                          ==                     ==
                 Reinsurance recoveries                      (37,759)               (30,753)
                                                            --------               --------
                 Net losses                                 $ 70,142      67%      $ 60,750      69%
                                                            ========      ==       ========      ==


The Company's losses in the nine months ended September 30, 1998 reflect a loss ratio of 75% as compared to a loss ratio of 79% for the nine months ended September 30,1997. Losses for both periods are principally based on the application of expected loss ratios to premiums earned. These loss ratios take into consideration prior loss experience, loss trends, the Company's loss retention levels, changes in frequency and severity of claims, and rates charged.

The above loss ratios reflect improvement of loss development in prior years coverage of $31.0 million in 1998 and $25.8 million in 1997. However, as the Company continues its expansion efforts, the improvement of loss development for prior years could have a smaller or less favorable impact on the loss ratios of future years.

Other Income

Other income increased by $5.7 million for the nine months ended September 30, 1998 as compared to the nine months ended September 30,1997. The increase is principally attributable to increased capital gains realized upon the sale or other disposition of securities during the first nine months of 1998 compared to the first nine months of 1997.

Underwriting, Acquisition, and Insurance Expenses

Underwriting, acquisition and insurance expenses are summarized in the following table (in thousands):

                                                                Nine Months Ended
                                                                   September 30
                                                              ----------------------          Increase
                                                              1998              1997         (Decrease)
                                                              ----              ----         ----------

Underwriting, acquisition and insurance expenses,
   before reduction by ceding commissions earned           $ 32,228          $ 26,465          $ 5,763
Ceding commissions earned                                    (7,395)           (3,615)           3,780
                                                           --------          --------          -------
                                                           $ 24,833          $ 22,850          $ 1,983
                                                           ========          ========          =======


Expenses increased by $2.0 million (which are net of ceding commissions earned, see Note 5 of the accompanying Notes to Condensed Consolidated Financial Statements for more information) for the nine months ended September 30, 1998 compared to the nine months ended September 30,1997. The increase was due to an increase in acquisition costs of $1.2 million and an increase in other operating expenses of $0.8 million primarily from salary and benefit increases and other miscellaneous expenses relating to the daily operation of the Company.

Income Taxes

The Company's effective tax rates of 26% and 23% for the nine months ended September 30, 1998 and 1997, respectively, are lower than the statutory rate of 35% principally due to the effect of tax-exempt investment income.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Premiums

The following table presents information related to consolidated written and earned premiums and reinsurance expense (in thousands):

                                                 Three Months ended
                                                    September 30
                                             --------------------------            Increase
                                                1998               1997           (Decrease)
                                                ----               ----           ----------

Direct and assumed premiums written          $ 43,319           $ 43,266           $    53
                                             ========           ========           =======


Premiums earned                              $ 49,510           $ 41,382           $ 8,128
Premiums ceded                                (11,834)           (10,608)           (1,226)
                                             --------           --------           -------
Net premiums earned                          $ 37,676           $ 30,774           $ 6,902
                                             ========           ========           =======


The increase in premiums written for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 is due primarily to increases in reinsurance assumed of $4.7 million offset by decreases in premiums written.

The Company cedes reinsurance to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide capacity for additional growth. Premiums ceded are estimated based on the terms of the respective reinsurance agreements. The estimated expense is continually reviewed and any adjustments which become necessary are included in current operations. Amounts recoverable from reinsurers are estimated in a manner consistent with the loss liability associated with the reinsured policies. The $1.2 million increase in premiums ceded for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 is principally due to additional written premium and assumed premiums, and as respects this new business, increased cessions of risks to reinsurers offset in part by reduced cessions to reinsurers within certain markets. The Company continually reviews the levels of coverages ceded and the related costs.

Investment Income

The Company had consolidated net investment income of $10.2 million for the three months ended September 30, 1998, as compared to $9.5 million for the three months ended September 30, 1997, reflecting an increase of $634,000. The increased investment income is principally a result of an increase in the amount of investments held by the Company. Offsetting this increase was a decrease in the average rates of return; the rate of return for the three months ended September 30, 1998 was 5.6% compared to 5.8% for the comparable period in 1997.

Losses

Consolidated losses and loss adjustment expenses (losses) and the related loss ratios are summarized in the following table (dollars in thousands). The ratio for losses below is based on premiums earned; the ratio for net losses is based on net premiums earned.

                                                                      Three months ended
                                                      September 30, 1998            September 30, 1997
                                                    ---------------------          --------------------
                                                                     Loss                          Loss
                                                     Losses         Ratio          Losses         Ratio
                                                     ------         -----          ------         -----

                 Losses                             $ 37,850          77%          $32,634          79%
                                                                      ==                            ==
                 Reinsurance recoveries              (11,984)                      (11,328)
                                                    --------                       -------
                 Net losses                         $ 25,866          69%          $21,306          69%
                                                    ========          ==           =======          ==


The Company's losses in the three months ended September 30, 1998 reflect a loss ratio of 77% as compared to a loss ratio of 79% for the three months ended September 30, 1997. Losses for both periods are principally based on the application of expected loss ratios to premiums earned. These loss ratios take into consideration prior loss experience, loss trends, the Company's loss retention levels, changes in frequency and severity of claims, and rates charged.

The above loss ratios reflect improvement of loss development in prior years coverage of $13.0 million in 1998 and $9.1 million in 1997. However, as the Company continues its expansion efforts, the improvement of loss development for prior years could have a smaller or less favorable impact on the loss ratios of future years.

Other Income

Other income increased by $3.6 million for the quarter ended September 30, 1998 as compared to the quarter ended September 30,1997. The increase is principally attributable to increased capital gains realized upon the sale or other disposition of securities during the third quarter of 1998 compared to the third quarter of 1997.

Underwriting, Acquisition, and Insurance Expenses

Underwriting, acquisition and insurance expenses are summarized in the following table (in thousands):

                                                                     Three Months ended
                                                                         September 30
                                                                    ----------------------       Increase
                                                                      1998           1997       (Decrease)
                                                                      ----           ----       ----------

Underwriting, acquisition and insurance expenses                    $12,216        $ 9,555        $2,661
before reduction by ceding commissions earned,
Ceding commissions earned                                            (3,829)        (1,899)        1,930
                                                                    -------        -------        ------
                                                                    $ 8,387        $ 7,656        $  731
                                                                    =======        =======        ======

As compared to the quarter ended September 30, 1997, underwriting, acquisition and insurance expenses (which are net of ceding commissions earned, see Note 5 of the accompanying Notes to Condensed Consolidated Financial Statements for more information) increased by $2.6 million. The increase is due to a $3.0 million increase in the amortization of policy acquisition costs offset by increased ceding commissions earned of $1.9 million, both of which are primarily attributable to an increase in premiums earned for the quarter.

Income Taxes

The Company's effective tax rates of 27% for the three months ended September 30, 1998 and 26% for the comparable period in 1997 are lower than the statutory rate of 35% principally due to the effect of tax-exempt investment income.

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


                                                  Medical Assurance, Inc.




  November 15, 1998                               By: /s/ James J. Morello
                                                     ---------------------------
                                                  James J. Morello, Treasurer
                                                  (duly authorized officer and
                                                  principal financial officer)