Form 10-K
period 1998-12-31
MEDICAL ASSURANCE INC
filed 1999-03-31
CIK 944492

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
 X       Annual report pursuant to section 13 or 15(d) of the Securities
--- Exchange Act of 1934 for the fiscal year ended December 31 1998, or Transition report pursuant to section 13 or 15(d) of the Securities
---      Exchange Act of 1934 for the transition period from         to
                                                             -------    -------.
Commission file number: 001-12129

                             Medical Assurance, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                              63-1137505
 ----------------------                                  -------------------
(State of incorporation                                  (I.R.S. Employer
 or organization)                                        Identification No.)

  100 Brookwood Place, Birmingham, AL          35209
-------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant at March 19, 1999 was $566,643,017.

As of March 19, 1999, the registrant had outstanding approximately 23,213,156 shares of its common stock.

                               Exhibit Index at page 56
                               Page 1 of 63 Pages

Documents incorporated by reference in this Form 10-K:


         (i) The Registration Statement on Form S-1 with respect to the common stock of Mutual Assurance, Inc. (Commission File No. 33-35223) is incorporated by reference into Part IV of this report.

         (ii) The MAIC Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-19439) is incorporated by reference into Part IV of this report.

         (iii) Registration Statement on Form S-4 with respect to the common stock of MAIC Holdings, Inc. (Commission File No. 33-91508) originally filed April 20, 1995 is incorporated by reference into Parts I and IV of this report.

         (iv) The Mutual Assurance, Inc. Current Report on Form 8-K for event occurring August 28, 1995 (Commission File No. 0-19439) is incorporated by reference into Part IV of this Report.

         (v) The MAIC Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 001-12129) is incorporated by reference into Part IV of this report.

         (vi) The MAIC Holdings, Inc. Proxy Statement for the 1996 Annual Meeting (Commission File No. 0-19439) is incorporated herein by reference into Part IV of this report.

         (vii) The Registration Statement on Form S-4 with respect to the Common Stock of MAIC Holdings, Inc. (Commission File No. 333-13465) is incorporated by reference into Part IV of this report.

         (viii) The Medical Assurance, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 001-12129) is incorporated herein by reference into Part IV of this report.

         (ix) The definitive proxy statement for the 1999 Annual Meeting of the Stockholders of Medical Assurance, Inc. is incorporated by reference into Part III of this Report.

                                     PART 1


ITEM 1.  BUSINESS OF THE COMPANY

         Medical Assurance, Inc. ("MAI"), formerly known as MAIC Holdings, Inc., was incorporated in the state of Delaware on February 8, 1995 by its sole incorporator, Mutual Assurance, Inc., an Alabama stock insurer ("Mutual Assurance"), to serve as a holding company for Mutual Assurance and its subsidiaries. MAI is the holder of one-hundred percent (100%) of the capital stock of Mutual Assurance, Medical Assurance of West Virginia, Inc., a West Virginia stock insurer ("MA-West Virginia"), Medical Assurance of Indiana, Inc. (formerly Physicians Insurance Company of Indiana, Inc.), an Indiana stock insurer ("MA-Indiana"), and Missouri Medical Insurance Company, a Missouri stock insurer ("MOMEDICO"). MAI, through its insurance subsidiaries, is nationally recognized for providing malpractice protection to physicians, hospitals, dentists and managed care and health care organizations through programs which coordinate traditional insurance with effective clinical risk management. MAI and its subsidiaries comprise insurance company holding systems under the laws of Alabama, West Virginia, Indiana and Missouri. MAI and its subsidiaries are sometimes collectively referred to as the Company.

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

         At the effective time of the Plan of Exchange, MAI had no stockholders. As a result of the Plan of Exchange, Mutual Assurance became a wholly-owned subsidiary of MAI and the shareholders of Mutual Assurance became the sole stockholders of MAI without any material change in their proportionate ownership of Mutual Assurance and its subsidiaries. Additionally, in accordance with the Plan of Exchange, Mutual Assurance distributed as a dividend to MAI all of its capital stock in MA-West Virginia and MA-Indiana.

         For accounting purposes, the historical financial statements of Mutual Assurance and its subsidiaries were restated as the consolidated financial statements of MAI and its subsidiaries in a manner similar to that of a pooling combination. Prior to the Plan of Exchange, MAI had no assets, liabilities, revenues or net income.

         Business Expansion

         The Company has been the predominant carrier of professional liability insurance for Alabama physicians since it began business in 1977. The Company is actively writing medical liability insurance for health care providers in states principally located in the south and mid-west and is capable of responding outside the region when an opportunity for business arises. In 1998, approximately 68% of the written premiums of the Company were derived from business in states other than Alabama.

         The Company has expanded its business by increasing the number of states in which it directly writes insurance and by acquiring or combining with other professional liability insurers. The Company intends to offer medical malpractice liability insurance on a national basis and has applied for authority to write directly property and casualty insurance in almost all of the states. The Company is currently qualified to reinsure professional medical liability in substantially all states. See "Marketing" and "Regulation" within this caption.

          Effective January 1, 1994, the Company purchased 100% of the common stock of MA-West Virginia (formerly known as West Virginia Hospital Insurance Company). Effective January 1, 1995, the Company purchased approximately 52% of the outstanding capital stock of MA-Indiana from the Indiana State Medical Association and during the remainder of 1995, acquired substantially all of the remaining shares of the capital stock of MA-Indiana. Effective July 16, 1995, Mutual Assurance acquired the recurring professional liability insurance business for health care providers of Physicians Insurance Company of Ohio, an Ohio stock insurer, and its subsidiaries (collectively referred to hereafter as "PIC-Ohio").

         On December 20, 1996, the Company acquired MOMED Holding Co. ("MOMED"). MOMED operates as an insurance holding company, and through its wholly-owned subsidiary, MOMEDICO, is engaged in the business of providing medical professional liability insurance to physicians principally in the State of Missouri.

         On January 1, 1999 Mutual Assurance completed it's purchase of the ongoing book of medical professional liability insurance business of Medical Defense Associates (MDA) and Medical Defense Insurance Company (MDIC) of Springfield, Missouri. Under terms of the agreement Mutual Assurance will manage all existing policies and prior liabilities of MDA and MDIC.

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

         While professional liability insurance for physicians and their related practice entities is the principal product offered by the Company, the Company has undertaken to develop other insurance products necessitated by changes in the health care industry. The Company has developed and markets through its insurance subsidiaries liability insurance products for hospitals and other health care facilities, dentists, managed care organizations, physician practice management companies and integrated delivery systems to include not only direct and vicarious professional liability insurance, but general liability insurance, errors and omissions coverages, directors and officers liability insurance, employment practices liability insurance and other related coverages. The Company also offers professional office package and workers compensation insurance products for physicians and dentists and workers compensation insurance for health care facilities. The Company presently intends to continue its efforts to develop insurance products designed to meet the needs of customers in the health care market.

         The consolidation in the health care industry has resulted in intense competition in the professional liability market focusing on the largest accounts. As a result, the Company has developed additional insurance products such as workers' compensation and accident and health insurance to offer through certain integrated delivery systems where the Company can strengthen its professional liability relationship with the health care providers comprising that integrated delivery system. As such products are developed the Company has offered them through various programs to entities and individuals other than health care providers.

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

         Each of the above referenced endorsement and marketing agreements generally provides the Company access to the meetings of the respective state medical associations in order to make presentations and access to their respective publications for advertisements. In addition, each of the respective state medical associations agreed to assist the Company in marketing its products and developing loss prevention programs, in monitoring proposed legislation and administrative regulations in the respective states, and in providing information on health care matters relating primarily to professional liability. The Company generally pays annual compensation to each of the associations for the endorsement and services provided under each respective contract.

         The Company relies on direct marketing of its professional liability insurance products to Alabama physicians and hospitals and to the majority of its insureds in Missouri. As a result, the Company is not required to pay commissions to insurance agents on the sale of a substantial portion of its insurance products. The Company has increasingly relied on the use of agents and brokers in its efforts to increase revenues through expansion of its business outside of Alabama and Missouri and through the sale of insurance products other than its historical core business of providing medical malpractice liability insurance to physicians and surgeons. Since 1995, the Company has engaged a related party to manage the distribution of a certain subset of its insurance and reinsurance products throughout the United States, including without limitation, medical malpractice reinsurance, excess medical malpractice insurance, managed care liability insurance, accident and health insurance and reinsurance, and workers' compensation insurance and reinsurance.

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

         The current policy of the Company is and has been to oppose settlement of and to defend aggressively all claims that appear to have no merit. The Company believes that it has developed relationships with attorneys in Alabama, Ohio, and West Virginia who have significant experience in the defense of medical professional liability claims and who are able to defend aggressively claims against its insureds. The Company intends to develop similar relationships with defense counsel in other states in which it does business. Business expansion through acquisitions of, or combinations with, insurers who have a significant presence in a state has enhanced the ability of the Company to engage local defense counsel who will respond to its defense strategy. The Company's claims management philosophy contributes to increased loss adjustment expenses compared to those of other property and casualty lines or others specializing in medical professional liability insurance, but the Company believes it results in greater policyholder loyalty and contributes to the Company's superior combined ratio, which is currently below the industry average.

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

         There are two types of liability insurance policies, occurrence and claims-made. Under occurrence coverage, insurance is provided against claims of liability arising from incidents which "occur" during the policy period, regardless of when claims arising out of such incidents may be reported. Claims-made coverage provides protection against only those claims which arise out of incidents occurring and of which notice to the insurer is given while coverage is effective. Claims-made policies enable the insurer to estimate its loss reserves with more certainty as reserves for losses are accrued in the year that a claim is reported instead of in the year of occurrence as is the case with occurrence policies. As a result, there is less dependence on the actuarial determination of claims incurred but not reported in establishing the amount of loss reserves with respect to claims-made coverage. At December 31, 1998, the Company's reserves were comprised of approximately 27% occurrence reserves and approximately 73% claims-made reserves.

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

         In connection with the audit of the Company's consolidated financial statements at the end of each fiscal year, the Company's independent auditors (whose unqualified report is included in Part II of this report) also perform an analysis on the consolidated loss reserves to determine if there is sufficient historical claims experience upon which to rely in projecting loss reserves and to determine if the amount of loss reserves is adequate based on such analysis. In addition, the statutory filings of each insurance company with the insurance regulators must now be accompanied by an independent actuary's certification as to their respective reserves in accordance with the requirements of the National Association of Insurance Commissioners.

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

CLAIMS RECONCILIATION

         The following table sets forth an analysis of consolidated property and casualty loss reserve liabilities and loss adjustment expense ("LAE") for the Company and provides a reconciliation of beginning and ending consolidated liability balances for the years ended December 31, 1998, 1997 and 1996. As of December 31, 1998, MAI's insurance subsidiaries had consolidated reserves for losses and LAE on a generally accepted accounting principles basis that exceeded those on a statutory basis by approximately $18 million, which is principally due to the portion of GAAP reserves that are reflected for statutory accounting purposes as unearned premiums. These unearned premiums are applicable to extended reporting endorsements issued without a premium charge upon death, disability, or retirement.

                                                                   YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                             1998           1997            1996
                                                         -----------------------------------------
                                                                         (DOLLARS IN 000'S)
Reserve liability, net of reinsurance recoverables,
  at beginning of year                                   $ 464,122       $ 440,040       $ 352,521

Provisions for losses and LAE occurring in the
  current year, net of reinsurance
    Insurance subsidiaries                                 141,201         124,352         100,186
    Acquired subsidiary                                                          -               -

Decrease in estimated  losses and LAE
  for claims  occurring in prior years, net of
  reinsurance                                              (47,308)        (46,679)        (27,427)
                                                         ---------       ---------       ---------

Total incurred during current year,
  net of reinsurance                                        93,893          77,673          72,759

Losses and LAE payments for claims, net of reinsurance, occurring during:

  The current year
    Insurance subsidiaries                                  (9,891)         (5,201)         (3,468)
    Acquired subsidiary                                                          -               -

  Prior years                                              (67,383)        (48,390)        (27,415)
                                                         ---------       ---------       ---------

Total paid, net of reinsurance                             (77,274)        (53,591)        (30,883)
                                                         ---------       ---------       ---------

Reserve liability, net of reinsurance recoverables,
  of acquired subsidiaries                                       0               0          45,643
                                                         ---------       ---------       ---------

Reserve liability, net of reinsurance recoverables,
  at end of year                                         $ 480,741       $ 464,122       $ 440,040
                                                         =========       =========       =========




Gross liability at end of year                           $ 660,631       $ 614,720       $ 548,732
Reinsurance recoverable                                    179,890         150,598         108,692
                                                         ---------       ---------       ---------

Net liability at end of year                             $ 480,741       $ 464,122       $ 440,040
                                                         =========       =========       =========


Gross re-estimated liability                                             $ 568,287       $ 445,223
Re-estimated recoverable                                                   151,473          97,965
                                                                         ---------       ---------

Net re-estimated liability                                               $ 416,814       $ 347,258
                                                                         =========       =========

Note:  The above amounts exclude life reserves.

LOSS RESERVE DEVELOPMENT TABLE

         The following table includes information regarding the development of property and casualty reserves for liability for unpaid losses and LAE of the Company for the years ended December 31, 1988 through 1998: (i) the line entitled "Balance Sheet Reserves, Net of Reinsurance Recoverables" reflects the amount recorded as the reserve for liability for unpaid losses and LAE in the consolidated balance sheet at the end of each year (the "Balance Sheet Reserves"); (ii) the section entitled "Cumulative Paid, Net of Reinsurance Recoverables, As Of" reflects the cumulative amounts paid as of the end of each succeeding year with respect to the previously recorded Balance Sheet Reserves;
(iii) the section entitled "Reestimated Net Liability As Of" reflects the reestimated amount of the liability previously recorded as "Balance Sheet Reserves" that includes the cumulative amounts paid and an estimate of additional liability based upon claims experience as of the end of each succeeding year (the "Net Reestimated Liability"); (iv) the line entitled "Redundancy (Deficiency)" reflects the difference between the previously recorded Balance Sheet Reserve for each applicable year and the Net Reestimated Liability relating thereto as of the end of the most recent fiscal year; and (v) the line entitled "% Redundancy (Deficiency)" reflects the ratio that the Redundancy (Deficiency) bears to the Balance Sheet Reserve in each year during such period.

         The table also includes a section that is intended to compare the Net Reestimated Liability for losses and LAE with the Balance Sheet Reserves as increased to include the reserve for liability for unpaid losses and LAE assumed when the Company commuted substantially all of its quota share reinsurance agreements for losses applicable to all periods prior to August 1, 1989 (the "Commutation"). Pursuant to the Commutation, the Company assumed in 1989 and 1990 liability for unpaid losses and LAE in the amount of approximately $21 million and $2 million, respectively, previously ceded to reinsurers. Reserves for such reassumed liability had not been included in the Company's balance sheet prior to 1989 because it had been ceded to reinsurers. The reserves for such previously ceded liability were first included in the Company's balance sheet reserves at the end of the years in which they were reassumed, namely 1989 and 1990. On the other hand, the "Reestimated Liability" for the last succeeding year in the table has included the cumulative unpaid losses and LAE expenses in the reestimated liability attributable to years prior to 1989. Accordingly, Reestimated Liability in the above-referenced years compares cumulative liability for previously ceded unpaid losses and loss adjustment expenses with Balance Sheet Reserves that do not include reserves for such liability.

         The restated portion of the table includes (i) a line entitled "Reserves Assumed in 1989 and 1990 Commutation Cumulative" to reflect the reserves for liability for unpaid losses and LAE assumed by Mutual Assurance in the Commutation; (ii) a line entitled "Balance Sheet Reserves, Net of Reinsurance Recoverables, After Giving Effect to 1989 and 1990 Commutation" to reflect the sum of the Balance Sheet Reserves and the cumulative reserve for liability for unpaid losses and LAE assumed in the Commutation (the "Adjusted Balance Sheet Reserves"); (iii) a line entitled "Redundancy (Deficiency) in Balance Sheet Reserves, Net of Reinsurance Recoverables, After Giving Effect to 1989 and 1990 Commutation" to reflect the difference between the Adjusted Balance Sheet Reserves and the Net Reestimated Liability for each year prior to 1989; and (iv) a line entitled "% Redundancy (Deficiency) After Giving Effect to 1989 and 1990 Commutation" to reflect the ratio that such difference bears to the Adjusted Balance Sheet Reserves.

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


Year Ended December 31,                                   1988     1989      1990       1991     1992
-------------------------------------------------------------------------------------------------------
                                                                       (Dollars in 000's)
Balance Sheet Reserves, net
  of Reinsurance Recoverables                           119,396   169,732   202,937   228,119   252,739

Cumulative Paid, net of Reinsurance
  Recoverables, As Of:

End Of Year                                                   0         0         0         0         0
One Year Later                                           13,697    15,986    17,340    19,560    19,752
Two Years Later                                          27,516    30,361    34,374    35,461    36,185
Three Years Later                                        39,210    45,266    44,498    46,417    52,550
Four Years Later                                         50,250    52,702    52,076    58,124    58,526
Five Years Later                                         54,118    59,235    61,196    62,573    63,325
Six Years Later                                          59,168    65,976    63,682    65,090    68,021
Seven Years Later                                        64,206    66,033    65,877    68,719
Eight Years Later                                        63,953    67,625    69,014
Nine Years Later                                         65,436    70,563
Ten Years Later                                          66,832


Re Estimated Net Liability As Of:
End Of Year                                             119,396   169,732   202,937   228,119   252,739
One Year Later                                          133,910   170,626   195,747   217,558   241,655
Two Years Later                                         137,080   161,414   185,535   205,277   221,236
Three Years Later                                       128,526   156,413   173,996   185,349   190,744
Four Years Later                                        126,641   144,929   157,884   159,301   167,062
Five Years Later                                        115,556   133,054   135,828   139,570   136,996
Six Years Later                                         108,017   113,737   119,336   114,407   108,862
Seven Years Later                                        93,649   101,621    93,875    98,177
Eight Years Later                                        85,378    83,554    83,266
Nine Years Later                                         73,655    80,392
Ten Years Later                                          72,724

Redundancy(Deficiency)                                   46,672    89,340   119,671   129,942   143,877

% Redundancy(Deficiency)                                  39.09%    52.64%    58.97%    56.96%    56.93%

Reserves Assumed in 1989 & 1990
  Commutation - Cumulative                               19,075     1,969

Balance Sheet Reserves, net of
  Reinsurance Recoverables, after
  giving effect to 1989 & 1990
  Commutation                                           138,471   171,701   202,937   228,119   252,739

Redundancy(Deficiency) in
  Balance Sheet Reserves,
  net of Reinsurance Recoverables,
  after giving effect to
  1989 & 1990 Commutation                                65,747    91,309   119,671   129,942   143,877

% Redundancy(Deficiency)
  after giving effect to
  1989 & 1990 Commutation                                 47.48%    53.18%    58.97%    56.96%    56.93%


                                                          1993     1994      1995       1996     1997     1998
                                                        --------------------------------------------------------
Balance Sheet Reserves, net
  of Reinsurance Recoverables                           272,392   295,541   352,521   440,040   464,122  480,741

Cumulative Paid, net of Reinsurance
  Recoverables, As Of:

End Of Year                                                   0         0         0         0         0         0
One Year Later                                           21,296    24,102    27,532    48,390    67,383
Two Years Later                                          40,988    42,115    58,769    98,864
Three Years Later                                        53,186    58,793    80,061
Four Years Later                                         61,153    65,520
Five Years Later                                         66,419
Six Years Later
Seven Years Later
Eight Years Later
Nine Years Later
Ten Years Later


Re Estimated Net Liability As Of:
End Of Year                                             272,392   295,541   352,521   440,040   464,122   480,741
One Year Later                                          251,445   268,154   325,212   393,363   416,814
Two Years Later                                         220,385   239,243   280,518   347,258
Three Years Later                                       194,213   200,311   237,280
Four Years Later                                        159,096   157,836
Five Years Later                                        126,379
Six Years Later
Seven Years Later
Eight Years Later
Nine Years Later
Ten Years Later

Redundancy(Deficiency)                                  146,013   137,705   115,241    92,782    47,308

% Redundancy(Deficiency)                                  53.60%    46.59%    32.69%    21.08%    10.19%

Reserves Assumed in 1989 & 1990
  Commutation - Cumulative

Balance Sheet Reserves, net of
  Reinsurance Recoverables, after
  giving effect to 1989 & 1990
  Commutation                                           272,392   295,541   352,521   440,040   464,122

Redundancy(Deficiency) in
  Balance Sheet Reserves,
  net of Reinsurance Recoverables,
  after giving effect to
  1989 & 1990 Commutation                               146,013   137,705   115,241    92,782    47,308

% Redundancy(Deficiency)
  after giving effect to
  1989 & 1990 Commutation                                 53.60%    46.59%    32.69%    21.08%    10.19%

Note:  There may be a difference of 1 (,000) in the redundancies due to rounding

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

         Risks are reinsured under treaties pursuant to which the reinsurer agrees to assume all or a portion of all risks insured by the Company above its individual risk retention and up to the maximum individual limit offered (currently $26 million). Generally, the Company's risk retention level is dependent upon numerous factors including volume of business in a particular region, service infrastructure within a region, level of experience within a region, and the Company's analysis of the potential underwriting results within each region. As a consequence, the Company's retention has varied between $200,000 and $2 million since 1989. Its retention prior to that time is $4 million as a result of profitable commutation of prior reinsurance treaties. Currently, the Company retains $2 million in Alabama, $1 million in Missouri and West Virginia, and $250,000 elsewhere. The Company reinsures the risks above the maximum limits of its reinsurance treaties on a facultative basis - the reinsurer agrees to insure a particular risk up to a designated limit.

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

         Although reinsurer insolvencies have resulted in financial difficulties for some insurance companies, the Company's reinsurance recoverable at December 31, 1998 did not include any amounts due from any financially troubled reinsurer.

INVESTMENTS

         Investment management services are provided to the Company by independent third party investment managers. Such services include reviewing and recommending investment policies and implementing and executing investment strategies and are currently provided for a fee based upon the market value of the investment portfolio managed by the Company. The general investment policies of the Company are intended to accommodate its need for liquidity and current income. The primary objective is to achieve a high level of after-tax income, while minimizing risk. Accordingly, investment assets of the Company substantially consist of fixed maturity securities, all of which are investment grade as defined by national rating agencies. See Note 2 of the Notes to the Consolidated Financial Statements for a description of the investments of the Company at December 31, 1998.

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

         The Company plans to continue to expand the business of the Company into other states through increased use of independent agents to market its products and writing new business with multi-state health care providers having a prior relationship with the Company. The Company also intends to expand its business through business combinations with medical professional liability insurers having name recognition and significant support in the medical community in the states in which they do business. The Company believes that it will be competitive with companies who have been offering medical professional liability insurance in those states in which the Company writes insurance. In its marketing efforts in other states, the Company must compete with insurance companies that have pre-existing relationships with prospective customers and name recognition in those states, and that in many cases have greater resources than the Company. Marketing efforts in states other than Alabama will take substantial time and resources in order for prospective customers to become familiar with the Company and its insurance products.

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

         MAI's insurance subsidiaries must comply with mandatory capital and solvency standards in the states in which they are authorized to do business. In addition, the state insurance codes generally limit the source of dividends payable by a stock insurer to that part of its available surplus funds which is derived from realized net profits on its business. The Holding Company Acts require that a domestic insurer give prior notice to the state Commissioner before the payment of any extraordinary dividend. The Holding Company Acts would permit MAI's insurance subsidiaries to dividend to MAI as much as approximately $37.6 million in 1999 without such notice to the Commissioners. In turn, Delaware corporate law limits MAI from paying dividends in excess of its surplus.

EMPLOYEES

         At December 31, 1998, MAI and its subsidiaries employed 271 persons. None of the employees of MAI or its subsidiaries is represented by a labor union. MAI considers its employee relations to be good.

ITEM 2.  PROPERTIES

         Mutual Assurance is the fee owner of one office building located in the metropolitan area of Birmingham, Alabama. Mutual Assurance purchased its current home office building in March 1989 and during 1993 sold the office building which it formerly occupied. MAI and its subsidiaries are occupying approximately 55,226 square feet of office space in its current home office building. The remaining 101,427 square feet of office space in this building are leased to unaffiliated persons or are available to be leased. The office building owned by Mutual Assurance is currently unencumbered.

         MOMED is the fee owner of one office building located in the metropolitan area of St. Louis, Missouri. MOMED and its subsidiaries are occupying 7,709 square feet as their home offices and the remaining 6,501 square feet of office space in this building are leased to unaffiliated persons or is available to be leased. MOMED also owns an apartment building that is held as an investment in real estate. The home office building currently secures a bank loan in the approximate amount of $397,000 and the investment property secures a bank loan in the approximate amount of $147,000.

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

         A. DERRILL CROWE, M.D. - Age 62- Dr. Crowe has been Chairman of the Board and President of MAI since its formation on February 8, 1995. Dr. Crowe has been President, Chief Executive Officer and a director of Mutual Assurance since its organization in 1976. Dr. Crowe serves as a director of each of MAI's insurance subsidiaries and participates on their respective claims and underwriting committees. Dr. Crowe currently serves on the Board of Directors of Citation Corp.

         PAUL R. BUTRUS - Age 58 - Mr. Butrus has served as a director and Executive Vice President of MAI since its formation on February 8, 1995. Mr. Butrus has been employed by Mutual Assurance and its subsidiaries since 1977, and has served as a director of Mutual Assurance since February 1992. Mr. Butrus serves as a director of each of MAI's insurance subsidiaries and participates on their respective claims and underwriting committees. Mr. Butrus also serves on the Board of Directors of Prime Medical Services, Inc.

         PAUL D. EVEREST, M.D. - Age 78 - Dr. Everest has served as a director of MAI since its formation on February 8, 1995. He has served as a director of Mutual Assurance since 1982. Dr. Everest practices medicine in Montgomery, Alabama, specializing in orthopedic surgery.

         JAMES J. MORELLO - Age 50 - Mr. Morello has been the Treasurer of MAI since its formation on February 8, 1995. Mr. Morello has been employed as Treasurer and Chief Financial Officer of Mutual Assurance since 1984. Mr. Morello is a certified public accountant.

         ROBERT D. FRANCIS - Age 36 - Mr. Francis has been the Secretary and Chief Underwriting Officer of MAI since its formation on February 8, 1995. Mr. Francis has served as Secretary and Senior Vice President of Mutual Assurance and was initially employed by Mutual Assurance in 1984. Mr. Francis is currently responsible for Underwriting and Production of Mutual Assurance and for supervising and coordinating underwriting and sales activities of MAI's other insurance subsidiaries.

         MARTIN ENNIS - Age 50 - Mr. Ennis has served as Chief Claims Officer of MAI since its formation on February 8, 1995. He is also Senior Vice President of Mutual Assurance, and has been employed by Mutual Assurance for over sixteen years, principally in claims administration and hospital services. Mr. Ennis is currently in charge of the claims department of Mutual Assurance and is responsible for supervising and coordinating claims administration and hospital services performed by other insurance subsidiaries of MAI.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         At March 19, 1999, MAI had 2,098 stockholders of record and 23,213,156 shares of common stock outstanding. MAI's common stock currently trades on The New York Stock Exchange under the symbol "MAI".

         The quotations below reflect trading on The New York Stock Exchange:


  Quarter                1998               1997
  -------                ----               ----

                   High      Low      High        Low
                   ----      ---      ----        ---
  First           $27.27    $22.72    $17.94     $15.38
  Second           27.27     24.26     20.63      16.19
  Third            26.19     21.87     30.00      19.82
  Fourth           33.06     23.29     30.00      26.13

         On August 20, 1997, the Board of Directors of MAI declared a two-for-one stock split. The quarterly price range for MAI common stock shown above has been adjusted to reflect the stock split as if it had occurred on January 1, 1997.

         Information regarding restrictions on the ability of MAI and its insurance subsidiaries to pay dividends is incorporated by reference from the last paragraph under the caption "REGULATION" in Part I on page 12 of this Form 10-K.

         On December 3, 1998, the Board of Directors of MAI declared stock dividends of ten percent. The Company declared stock dividends of six percent in 1996 and 1995 and stock dividends of five percent in 1997, 1994, 1993, and 1992. Stock dividends should not be considered regular dividends as each dividend has been specially considered by the Board of Directors. The Company has not paid any cash dividends on its common stock. The Company currently intends to continue its policy of not paying a regular dividend.

ITEM 6.  SELECTED FINANCIAL DATA


SELECTED FINANCIAL DATA
                                              1998            1997          1996            1995          1994
---------------------------------------------------------------------------------------------------------------
                                                    (in thousands, except share and per share amounts)
Direct and assumed
    premiums written                     $    192,479    $   188,195   $   137,840    $   108,442   $    74,275

Earned premiums                               195,515        158,061       134,162         94,517        73,282

Reinsurance expense                           (54,199)       (39,094)      (29,644)       (18,564)      (11,856)

Net premiums earned                           141,316        118,967       104,518         75,953        61,426

Net investment income                          39,402         38,474        32,114         29,582        23,072

Other income                                   12,885          3,301         2,642          4,738         1,109

    Total revenues                            193,603        160,742       139,274        110,273        85,607

Net losses and loss
    adjustment expenses                        93,893         77,674        72,759         53,642        43,887

Net income (A)                                 47,400         37,458        31,149         29,663        24,767

Net income per share of
    common stock (Basic and Diluted) (B)  $      2.01    $     1.58    $      1.36    $      1.29   $      1.08

Weighted average number
    of shares outstanding (B)              23,552,721     23,657,736    22,947,544     22,919,488    23,016,735


BALANCE SHEET DATA: (C)
(as of December 31)

Total investments                         $   791,579    $   720,202   $   666,759     $  543,998   $   437,865

Total assets                                1,132,239      1,063,173       905,308        720,478       565,744

Reserve for losses and
    loss adjustment expenses                  660,640        614,729       548,742        432,945       356,000

Total liabilities                             808,059        775,985       660,743        512,465       404,194

Total capital                                 324,180        287,188       244,565        206,030       159,648

Total capital per share of
common stock outstanding (B)              $     13.91    $     12.14   $     10.31     $     8.99   $      6.97

Common stock outstanding
    at end of year (B)                     23,312,950     23,647,187    23,731,334     22,920,475    22,919,437


(A) Net income for 1998 was reduced by $1.1 million which represents the cumulative effect (net of tax) of an accounting change for guaranty fund assessments due to the adoption of the American Institute of Certified Public Accountants' Statement of Position 97-3. The cumulative effect reduced net income per share of common stock (Basic and Diluted) by $0.05 per share.

(B) The Board of Directors declared special stock dividends in December 1998 (10%), 1997 (5%), 1996 (6%), 1995 (6%), 1994 (5%) and 1993 (5%); and in
     August 1997 the Board declared a two-for-one stock split. All Net income per share and Total capital per share data on this page has been restated as if the dividends and the stock split had been declared on January 1, 1994. Additionally, treasury stock is excluded from the date of acquisition for purposes of determining the weighted average number of shares outstanding used in the computation of net income per share of common stock.

(C) As a result of the December 20, 1996 acquisition of MOMED, amounts attributable to MOMED are included in the above balance sheet data but are considered immaterial for inclusion in the Company's 1996 operations. Reference Note 10 of the Notes to Consolidated Financial Statements of Medical Assurance, Inc., and subsidiaries.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATION.

         For purposes of this management discussion and analysis, the term "Company" refers to Medical Assurance, Inc. (a Delaware Corporation) and its consolidated subsidiaries. The consolidated subsidiaries consist principally of operating insurance companies.

LIQUIDITY AND CAPITAL RESOURCES

         The payment of losses, loss adjustment expenses, and operating expenses in the ordinary course of business is currently the Company's principal need for liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided from these activities was sufficient during 1998 to meet the Company's operating needs, and the Company believes those sources will be sufficient to meet its cash needs for operating purposes for at least the next twelve months. Prolonged and increasing levels of inflation could cause increases in the dollar amount of losses and loss adjustment expenses and may therefore adversely affect future reserve development. To minimize such risk, the Company (a) maintains what management considers to be strong and adequate reinsurance; (b) conducts regular actuarial reviews to ensure, among other things, that reserves do not become deficient; and (c) maintains adequate asset liquidity.

         The Company did not borrow any funds during the years ended December 31, 1998 and 1997, and currently has no requirements indicating a need to borrow significant funds in the next twelve months. However, the need for additional capital may arise in order to achieve the Company's ultimate goals of expansion, as discussed in the following paragraphs. The Company continues to have available through a lending institution a line of credit in the amount of $40 million that could be used for these additional capital requirements. The Company is not charged a fee nor is it required to maintain compensating balances in connection with this line of credit. Additionally, in an effort to protect the Company's investment portfolio against the possibility of higher interest rates in the future, the Company reduced the average maturity of a portion of that portfolio during the third and fourth quarters of 1998. This reduction was the principal reason for the higher gross realized gains discussed in Note 2 of the accompanying Notes to Consolidated Financial Statements.

         The Company's Board of Directors has authorized the purchase of its common stock in the open market; the Company purchased 364,870 (after giving effect to the 1998 stock dividend) shares of its stock in 1998. At December 31, 1998, approximately $7.9 million remained available for purposes of purchasing its own common stock. On March 8, 1999 the Company announced that it had authorized an additional $10.0 million for the purchase of its stock.


MARKET RISK

         The Company is exposed to various market risks, principally interest rates on its investment portfolio. Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates. The Company handles market risks in accordance with its established policies, whose goal is to implement a strategic asset allocation that maximizes the long-term rate of return at a minimum level of risk given a set of asset classes and restrictions. Market risk control relates principally to ratings of issuers and length to maturity. The Company does not enter into derivative transactions.

         The fair value of the Company's cash and short-term investment portfolio at December 31, 1998 approximated carrying value due to its short-term duration. Most of the investments in the long-term portfolio are at fixed rates, and have a fair value at December 31, 1998 of $657.4 million. Although not expected, a one percentage point change in the interest rate would change the fair value of that portfolio by approximately $24 million. The Company believes it is in a position to keep these investments until final maturity.

         Marketable equity securities at December 31, 1998 are recorded at a fair value of $44.1 million, including net unrealized gains of $2.9 million. The securities have exposure to price risk.


BUSINESS EXPANSION

         The Company, through Mutual Assurance, has been developing a marketing strategy to address the insurance needs of hospitals and vertically-integrated health care providers. The Company expects organizations such as these to represent increasing market opportunities for professional liability and related insurance products because of the trend toward the consolidation of health care providers. In certain instances, Mutual Assurance's surplus is a competitive factor in this "large account" market because its principal competitors are larger than those with whom Mutual Assurance has historically had to compete.

         In addition to its expansion into this growing market for "large accounts," the Company also intends to expand through the acquisition of, or combination with, medical professional liability insurers that have a significant presence in states other than Alabama.

         The purchase of MOMED Holding Company (MOMED) was effective December 20, 1996. MOMED operations for the period December 20, 1996 through December 31, 1996 were considered immaterial for inclusion in the Company's consolidated statement of income. Selected consolidated financial data for MOMED and its subsidiaries, including its primary subsidiary, Missouri Medical Insurance Company, for the year ending December 31, 1996 is as follows (dollars in thousands):


                                                            1996
                                                            ----
Premiums written                                       $   11,098
Net premiums earned                                        11,208
Net investment income                                       4,336
Net losses and loss adjustment expenses                     6,720
Net income                                                  4,333

         The above summary operations information does not necessarily reflect the results of operations as they actually would have been if the acquisition had occurred at the beginning of the periods presented or of results which may occur in the future.

         In September 1998, the Company entered into an agreement with Medical Defense Holding Company (MDHC) of Springfield, Missouri to purchase the ongoing book of medical professional liability insurance business of MDHC's subsidiaries, Medical Defense Associates

(MDA) and Medical Defense Insurance Company (MDIC). The transaction was effective January 1, 1999. The Company has assumed day-to-day management of existing policies and prior liabilities of MDA and MDIC and provides aggregate excess of loss reinsurance to protect MDA and MDIC from adverse loss development in excess of an agreed upon threshold.

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

         The Company's comprehensive Year 2000 initiatives are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The Company is well underway with these efforts, which are scheduled to be completed in mid-year 1999.

         New application systems, including hardware, that the Company has acquired and implemented or that are currently being implemented function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with planned modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. Because Year 2000 compliance is incidental to implementing the new software systems, costs specifically related to Year 2000 compliance are minimal.

         The Company is reliant on various third party business partners. The Company's own readiness for the year 2000 will be impacted by the readiness of these third parties. The Company has identified the third party relationships that it believes to be significant and has obtained information from the parties regarding their efforts and expectations related to Year 2000 compliance. To date, the Company is not aware of any third party issue that would materially impact the Company's results of operations, liquidity or capital resources.

         The Company has also evaluated the risk of claims against its policyholders for medical incidents resulting in bodily injury to patients as a consequence of Year 2000 computer or medical device failure. The Company has required that hospitals and other large health care facilities complete questionnaires as to their Year 2000 preparedness in underwriting their professional liability insurance policies. If the questionnaire of a health care facility is not returned or provides inadequate or unsatisfactory information regarding this issue, the policy issued to such facility will exclude coverage for medical incidents caused by Year 2000 problems. The Company has not surveyed insureds who are physicians and surgeons as to their Year 2000 compliance and intends to offer coverage for claims from such medical incidents because the Company does not believe that physicians and surgeons will have significantly greater risk of liability if they are not Year 2000 compliant.

         While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that full compliance will be achieved or that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and therefore will not have a material effect on the Company. The Company's expectations about the completion of its Year 2000 efforts, the related costs, and its assessment of the anticipated business, operational and financial risks to the Company are subject to a number of uncertainties and assumptions regarding future events including, among others, representations of third parties and the continued availability of trained personnel. This disclosure as well as the information previously filed by the Company regarding its Year 2000 readiness during the period January 1, 1996 to October 19, 1998 are designated as a Year 2000 readiness disclosure related to the Year 2000 Information and Readiness Disclosure Act.


RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Premiums

         The following table presents information related to consolidated written and earned premiums and reinsurance expense (dollars in thousands):


                                                                                     Increase
                                                        1998             1997       (Decrease)
                                                     -----------------------------------------
Direct and assumed premiums written                  $ 192,479        $ 188,195      $  4,284
                                                     ========================================

Direct and assumed premiums earned                   $ 195,515        $ 158,061      $ 37,454
Premiums ceded                                         (54,199)         (39,094)      (15,105)
                                                     ----------------------------------------
Net premiums earned                                  $ 141,316        $ 118,967      $ 22,349
                                                     ========================================

         The increase in direct and assumed premiums written for the year ended December 31, 1998 compared to the year ended December 31, 1997 is due principally to an increase of $8.4 million of medical malpractice and accident and health premiums, offset by a decrease of $4.0 million of workers compensation premiums. Other variations in the normal course of business for the Company comprise the remainder of the variance.

         Direct and assumed premiums earned for the year ended December 31, 1998 increased $37.4 million as compared to the year ended December 31, 1997, primarily attributable to premiums earned from physician malpractice coverage and other new business written in late 1997 in states other than Alabama.

         The Company cedes reinsurance to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide additional capacity for growth. Premiums ceded are estimated based on the terms of the respective reinsurance agreements. The estimated expense is continually reviewed and any adjustments which become necessary are included in current operations. Amounts recoverable from reinsurers are estimated in a manner consistent with the loss liability associated with the reinsured policies. The $15.1 million increase in premiums ceded for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is principally due to additional direct and assumed premiums in states other than Alabama, offset by increased reinsurance retentions, and consequently lower ceded premiums, for Alabama and West Virginia. The Company continually reviews the levels of coverage ceded and the related costs.

Investment Income

         The Company had consolidated net investment income of $39.4 million for the year ended December 31, 1998 as compared to $38.5 million for the year ended December 31, 1997 reflecting an increase of approximately $900,000. The increased income is primarily due to an increase in the amount of invested assets offset somewhat by a decrease in the yield. Invested assets increased to $761.1 million at December 31, 1998 from $681.1 million at December 31, 1997. The yield on invested assets decreased to 5.6% for 1998 from 5.9% for 1997. The average composition of invested assets changed little to 1998 from 1997, with non-taxable investments comprising an average of 54% for 1998 and 58% for 1997.

         For purposes of the above discussion, invested assets are comprised of fixed maturities and equity securities at amortized cost and short-term investments. The earnings on such invested assets constitute the related net investment income. The Company calculates the yield on invested assets by dividing the related investment income by the monthly average of invested assets.

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


Other Income

         Other income increased to $12.9 million for the year ended December 31, 1998 compared to $3.3 million for the year ended December 31, 1997. The increase is principally attributable to a $9.5 million increase in capital gains realized upon the sale of securities during 1998 as compared to 1997.


Losses

         The reserve for losses and loss adjustment expenses represents management's best estimates of the ultimate cost of all losses incurred but unpaid. The reserves were evaluated by independent consulting actuaries and reflect consideration of prior loss experience and changes in the frequency and severity of claims. Actual incurred losses may vary from estimated amounts due to the inherent difficulty in estimating development of long-tailed lines of business. The estimated liability is continually reviewed and any adjustments that become necessary are included in current operations. However, the Company's management believes its actual incurred losses and loss adjustment expenses will not vary significantly from reported estimated amounts.

         Consolidated losses and loss adjustment expenses (losses) and the related loss ratios are summarized in the following table (dollars in thousands). The ratio for losses below is based on premiums earned; the ratio for net losses is based on net premiums earned.

                                             1998                             1997
                                 --------------------------------------------------------
                                                        Loss                       Loss
                                 Losses                 Ratio      Losses          Ratio
                                 --------------------------------------------------------
Losses                           $     152,270          78%      $    118,025       75%
                                                        ===                         ===
Reinsurance recoveries                 (58,377)                       (40,351)
                                 -------------                   ------------
Net losses                       $      93,893          66%      $     77,674       65%
                                 =============          ===      ============       ===

         The increase in the 1998 gross loss ratios reflects continued geographic expansion and additional coverages offered. When expanding into areas where the Company has no significant prior loss experience, the Company follows loss estimation processes which result in higher gross loss ratios. Additionally, the Company reinsures a higher proportion of these risks, thereby lowering the net loss ratio. Thus, the 1998 net loss ratio of 66% did not vary significantly from the 1997 net loss ratio of 65%.

         Loss ratios in both years reflect improvement of loss development in prior years coverage. However, the improvement of loss development for prior years could have a smaller impact on the loss ratios of future years. See Note 6 to the Consolidated Financial Statements for additional information concerning losses.


Underwriting, Acquisition and Insurance Expenses

Underwriting, acquisition and insurance expenses are summarized in the following table (in thousands):


                                                                                      Increase
                                                         1998            1997        (Decrease)
                                                       ----------------------------------------
Underwriting, acquisition and insurance expenses
   before reduction by ceding commissions earned       $  44,624     $   38,853       $   5,771
Ceding commissions earned                                (11,116)        (4,950)         (6,166)
                                                       ----------------------------------------
                                                       $  33,508     $   33,903       $    (395)
                                                       ========================================


The increase in underwriting, acquisition and insurance expenses is due to amortization of increased policy acquisition costs associated with new business and increased costs from state guaranty fund assessments, offset by additional ceding commissions earned. Ceding commissions earned increased primarily because during 1998 a greater portion of the Company's reinsurance treaties provided for a ceding commission than was the case during 1997. See Note 5 to the Consolidated Financial Statements.

Income Taxes

         The Company's effective tax rate for the years ended December 31, 1998 and 1997 was 26% and 24%, respectively. The effective tax rates were lower than the statutory rate of 35% primarily because of the effect of tax exempt investment income. The increase is principally due to the tax exempt income representing a lesser percentage of operating income in 1998. There are no loss carryforwards included in the deferred tax asset.


RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Premiums

         The following table presents information related to consolidated written and earned premiums and reinsurance expense (dollars in thousands):

                                                                                  Increase
                                                     1997             1996       (Decrease)
                                                ----------------------------------------------
Direct and assumed premiums written             $   188,195     $    137,840        $   50,355
                                                ==============================================

Direct and assumed premiums earned              $   158,061     $    134,162        $   23,899
Premiums ceded                                      (39,094)         (29,644)           (9,450)
                                                ----------------------------------------------
Net premiums earned                             $   118,967     $    104,518        $   14,449
                                                ==============================================

         Of the $50.4 million increase in written premiums, $23.3 million is attributable to increased medical malpractice premiums, of which $11.0 million relates to the inclusion of MOMED in 1997. The remaining increase is attributable to other related lines of business, which principally includes an increase of $18.9 million in accident and health premiums, and an $8.4 million increase in workers compensation premiums. The $9.5 million increase in premiums ceded for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is principally due to additional written and assumed premiums, and as respects this new business, increased cessions of risks to reinsurers.


Investment Income

         The Company had consolidated net investment income of $38.5 million for the year ended December 31, 1997 as compared to $32.1 million for the year ended December 31, 1996, reflecting an increase of $6.4 million. The increased income is primarily due to (a) an increase in the amount of invested assets, and (b) 1997 investment income attributable to MOMED of $4.3 million. Invested assets increased to $681.1 million at December 31, 1997 from $639.9 million at December 31, 1996 which includes $74.5 million and $72.7 million at 1997 and 1996, respectively, attributable to MOMED. The yield on invested assets decreased to 5.9% for 1997 from 6.1% for 1996. The average composition of invested assets changed little from 1996 to 1997, with non-taxable investments comprising an average of 58% for 1997 and 56% for 1996.

         Equity securities increased to $44.9 million at December 31, 1997 from $33.1 million at December 31, 1996. The equity securities for 1997 consisted of $23.2 million of fixed rate preferred stocks and $21.7 million of common stocks compared to $22.3 million of fixed rate preferred stocks and $10.8 million of common stocks for 1996. Disposition of investments prior to maturity may result in a net gain or loss which would be classified as "Other Income."


Other Income

         Other income increased by approximately $600,000 for the year ended December 31, 1997 compared to the year ended December 31, 1996. The increase is principally attributable to greater capital gains realized upon the sale of securities during 1997.


Losses

         Consolidated loss and loss adjustment expenses (losses) and the related loss ratios are summarized in the following table (dollars in thousands). The ratio for losses below is based on premiums earned; the ratio for net losses is based on net premiums earned.


                                          1997                        1996
                                  -----------------------------------------------
                                                  Loss                      Loss
                                    Losses        Ratio     Losses          Ratio
                                  -----------------------------------------------
Losses                            $ 118,025        75%      $ 104,025        78%
                                                   ===                       ===
Reinsurance recoveries              (40,351)                  (31,266)
                                  ---------                 ---------
Net losses                        $  77,674        65%      $  72,759        70%
                                  =========        ===      =========        ===


         The above loss ratios reflect improvement of loss development in prior years' coverage. The increase in reinsurance recoveries primarily results from the increase in losses and loss adjustment expenses and the increased cessions to reinsurers.


Underwriting, Acquisition and Insurance Expenses

         Consolidated expenses increased by $8.2 million (32%) for the year ended December 31, 1997 compared to the year ended December 31, 1996, of which $2.4 million is attributable to the inclusion of MOMED in 1997. The additional increase results primarily from policy acquisition costs associated with new business, along with the other costs associated with the Company's business strategy.


Income Taxes

         The Company's effective tax rate for the years ended December 31, 1997 and 1996 was 24%. The effective tax rates were lower than the statutory rate of 35% principally because of the effect of tax exempt investment income. There are no loss carryforwards included in the deferred tax asset.

FORWARD LOOKING STATEMENTS

         This discussion contains historical information, as well as forward-looking statements that are based upon Medical Assurance's estimates and anticipation of future events that are subject to certain risks and uncertainties that could cause actual results to vary materially from the expected results described in the forward-looking statements. The Company's expectations regarding losses, the retention of current business, expansion of product lines, development of business in new geographical areas, Year 2000 compliance, and market risks depend on a variety of factors, including economic, competitive and market conditions which may be beyond the Company's control and are thus difficult or impossible to predict. In view of the many uncertainties inherent in the forward-looking statements made in this document, the inclusion of such information should not be taken as representation by the Company or any other person that Medical Assurance's objectives or plans will be realized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Refer to Disclosure under the caption "Market Risk" in Item 7.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements and Financial Statement Schedules of MAI and subsidiaries listed in Item 14(a) have been included herein beginning on page 30. The Supplementary Financial Information required by Item 302 of Regulation S-K is included in Note 12 of the Notes to Consolidated Financial Statements of MAI and its subsidiaries.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item regarding executive officers is included in Part I of this Form 10-K (Page 14) in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.

         The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from MAI's definitive proxy statement for the 1999 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 30, 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from MAI's definitive proxy statement for the 1999 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 30, 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. PRINCIPAL STOCKHOLDERS.

         The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from MAI's definitive proxy statement for the 1999 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 30, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from MAI's definitive proxy statement for the 1999 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 30, 1999.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON  FORM 8-K.

(a) FINANCIAL STATEMENTS. The following consolidated financial statements of Medical Assurance, Inc. and subsidiaries are included herein in accordance with Item 8 of Part II of this report.

                  Report of Ernst & Young LLP.

                  Consolidated balance sheets - December 31, 1998 and 1997

                  Consolidated statements of changes in capital - years ended December 31, 1998, 1997 and 1996

                  Consolidated statements of income - years ended December 31, 1998, 1997 and 1996

                  Consolidated statements of cash flows - years ended December 31, 1998, 1997 and 1996

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

(b) MAI did not file any Reports on Form 8-K during the quarter ended December 31, 1998.

(c) The exhibits required to be filed by Item 14(c) are listed herein in the Exhibit Index.

(d)      Financial Data Schedule as required by EDGAR (for SEC Use Only).

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 26th day of March, 1999.

                                                MEDICAL ASSURANCE, INC.

                                                By: /s/ A. Derrill Crowe, M.D.
                                                    --------------------------
                                                    A. Derrill Crowe, M.D.
                                                President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                                        Title                               Date
----                                        -----                               ----
/s/ A. Derrill Crowe                         President (principal                March 26, 1999
---------------------------------            executive officer)
A. Derrill Crowe, M.D.                       and Director


/s/ James J. Morello                         Treasurer (principal                March 26, 1999
---------------------------------            financial officer and
James J. Morello                             principal accounting
                                             officer)


/s/ Paul R. Butrus                           Director                            March 26, 1999
---------------------------------
Paul R. Butrus

/s/ Richard V. Bradley, M.D.                 Director                            March 26, 1999
---------------------------------
Richard V. Bradley

/s/ Norton E. Cowart                         Director                            March 26, 1999
---------------------------------
Norton E. Cowart

/s/ Paul D. Everest                          Director                            March 26, 1999
---------------------------------
Paul D. Everest, M.D.

/s/ Robert E. Flowers, M.D.                  Director                            March 26, 1999
---------------------------------
Robert E. Flowers, M.D.

/s/ Leon C. Hamrick                          Director                            March 26, 1999
---------------------------------
Leon C. Hamrick, M.D.

/s/ John P. North, Jr.                       Director                            March 26, 1999
---------------------------------
John P. North, Jr.

                    Medical Assurance, Inc. and Subsidiaries

                       Consolidated Financial Statements

                  Years ended December 31, 1998, 1997 and 1996

                                    CONTENTS

Report of Independent Auditors..............................................31

Audited Consolidated Financial Statements

Consolidated Balance Sheets.................................................32
Consolidated Statements of Changes in Capital...............................34
Consolidated Statements of Income...........................................35
Consolidated Statements of Cash Flows.......................................36
Notes to Consolidated Financial Statements..................................38

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Medical Assurance, Inc.

We have audited the accompanying consolidated balance sheets of Medical Assurance, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in capital and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Assurance, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Ernst & Young LLP
Birmingham, Alabama
February 8, 1999

                    Medical Assurance, Inc. and Subsidiaries

                          Consolidated Balance Sheets



                                                                                    DECEMBER 31
                                                                           1998                     1997
                                                                      --------------------------------------
                                                                           (DOLLAR AMOUNTS IN THOUSANDS)
ASSETS
Investments:
     Fixed maturities available for sale, at fair value                  $     657,404         $    617,914
     Equity securities available for sale, at fair value                        44,124               44,880
     Real estate, net                                                           11,619               11,933
     Short-term investments                                                     78,432               45,475
                                                                         -------------         ------------
Total investments                                                              791,579              720,202


Cash and cash equivalents                                                        9,022               12,248
Premiums receivable                                                             59,949               92,051
Receivable from reinsurers                                                     179,890              150,598
Prepaid reinsurance premiums                                                    13,467               17,580
Deferred taxes                                                                  26,897               33,273
Other assets                                                                    51,435               37,221





                                                                         -------------         ------------
                                                                         $   1,132,239         $  1,063,173
                                                                         =============         ============



                                                                                         DECEMBER 31
                                                                               1998                     1997
                                                                         -------------------------------------
                                                                                (DOLLAR AMOUNTS IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Policy liabilities and accruals:
         Reserve for losses and loss adjustment expenses                  $      660,640        $      614,729
         Unearned premiums                                                        76,229                79,700
         Reinsurance premiums payable                                             42,596                53,752
                                                                          --------------        --------------
     Total policy liabilities                                                    779,465               748,181
     Income taxes payable                                                          2,476                 1,240
     Other liabilities                                                            26,118                26,564
                                                                          --------------        --------------
Total liabilities                                                                808,059               775,985

Commitments and contingencies                                                          -                     -

Stockholders' equity:
     Common stock, par value $1 per share:
         100,000,000 shares authorized; 23,899,983 and
         21,721,562 shares issued, respectively                                   23,900                21,722
     Additional paid-in capital                                                  206,562               143,037
     Accumulated other comprehensive income,
         net of deferred taxes of $6,611 and
         $7,947, respectively                                                     12,277                14,704
     Retained earnings                                                            91,622               109,524
                                                                          --------------        --------------
                                                                                 334,361               288,987
     Less treasury stock at cost, 587,033 and 222,201
         shares, respectively                                                    (10,181)               (1,799)
                                                                          --------------        --------------
Total stockholders' equity                                                       324,180               287,188
                                                                          --------------        --------------

                                                                          $    1,132,239        $    1,063,173
                                                                          ==============        ==============



See accompanying notes.

                   Medical Assurance, Inc., and Subsidiaries

                 Consolidated Statements of Changes in Capital
                         (dollar amounts in thousands)




                                                                                                   ACCUMULATED
                                                                              ADDITIONAL              OTHER
                                                           COMMON              PAID-IN            COMPREHENSIVE         RETAINED
                                                            STOCK              CAPITAL                INCOME            EARNINGS
                                                       -------------        -------------        ---------------      ----------
Balance at December 31, 1995                           $       9,377        $      92,013        $        13,363          91,415
6% stock dividend*                                               584               18,919                      -         (19,537)
Common stock issued for service awards                             1                   34                      -               -
Common stock issued for compensation                               1                   20                      -               -
Common stock issued for acquisition                              376               12,232                      -               -
Comprehensive income:
     Change in fair value of securities
         available for sale, net of deferred taxes                 -                    -                 (5,206)              -
     Net income                                                    -                    -                      -          31,149
Total Comprehensive income
                                                         -----------          -----------          -------------       ---------
Balance at December 31, 1996                                  10,339              123,218                  8,157         103,027
100% stock dividend                                           10,340              (10,340)                     -               -
5% stock dividend*                                             1,032               29,862                      -         (30,961)
Common stock issued for service awards                             1                   41                      -               -
Common stock issued for compensation                               9                  247                      -               -
Common stock issued for acquisition                                1                    9                      -               -
Purchase of treasury stock                                         -                    -                      -               -
Sale of treasury stock                                             -                    -                      -               -
Comprehensive income:
     Change in fair value of securities
         available for sale, net of deferred taxes                 -                    -                  6,547               -
     Net income                                                    -                    -                      -          37,458
Total Comprehensive income
                                                         -----------          -----------          -------------      ----------
Balance at December 31, 1997                                  21,722              143,037                 14,704         109,524
10% stock dividend*                                            2,170               63,079                      -         (65,302)
Common stock issued for service awards                             1                   28                      -               -
Common stock issued for compensation                               7                  195                      -               -
Purchase of treasury stock                                         -                    -                      -               -
Sale of treasury stock                                             -                  223                      -               -
Comprehensive income:
     Change in fair value of securities
         available for sale, net of deferred taxes                 -                    -                 (2,427)              -
     Net income                                                    -                    -                      -          47,400
Total Comprehensive income
                                                       -------------        -------------        ---------------     -----------
Balance at December 31, 1998                           $      23,900        $     206,562        $        12,277          91,622
                                                       =============        =============        ===============     ===========




                                                          TREASURY
                                                           STOCK              TOTAL
                                                        ------------       ------------
Balance at December 31, 1995                                   (138)            206,030
6% stock dividend*                                                -                 (34)
Common stock issued for service awards                            -                  35
Common stock issued for compensation                              -                  21
Common stock issued for acquisition                             (38)             12,570
Comprehensive income:
     Change in fair value of securities
         available for sale, net of deferred taxes                -
     Net income                                                   -
Total Comprehensive income                                                       25,943
                                                        -----------        ------------
Balance at December 31, 1996                                   (176)            244,565
100% stock dividend                                               -                   -
5% stock dividend*                                                -                 (67)
Common stock issued for service awards                            -                  42
Common stock issued for compensation                              -                 256
Common stock issued for acquisition                               -                  10
Purchase of treasury stock                                   (1,708)             (1,708)
Sale of treasury stock                                           85                  85
Comprehensive income:
     Change in fair value of securities
         available for sale, net of deferred taxes                -
     Net income                                                   -
Total Comprehensive income                                                       44,005
                                                        -----------        ------------
Balance at December 31, 1997                                 (1,799)            287,188
10% stock dividend*                                               -                 (53)
Common stock issued for service awards                            -                  29
Common stock issued for compensation                              -                 202
Purchase of treasury stock                                   (8,701)             (8,701)
Sale of treasury stock                                          319                 542
Comprehensive income:
     Change in fair value of securities
         available for sale, net of deferred taxes                -
     Net income                                                   -
Total Comprehensive income                                                       44,973
                                                        -----------        ------------
Balance at December 31, 1998                                (10,181)       $    324,180
                                                        ===========        ============


*Cash paid for fractional shares
See accompanying notes.

                   Medical Assurance, Inc., and Subsidiaries

                       Consolidated Statements of Income

                                                                                YEAR ENDED DECEMBER 31
                                                                        1998             1997               1996
                                                                   ------------------------------------------------
                                                                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Direct and assumed premiums written                                $     192,479     $      188,195     $   137,840
                                                                   =============     ==============     ===========

Revenues:
     Premiums earned                                               $     195,515     $       158,061    $   134,162
     Premiums ceded                                                      (54,199)            (39,094)      (29,644)
                                                                   -------------     ---------------    -----------
     Net premiums earned                                                 141,316             118,967        104,518
     Net investment income                                                39,402              38,474         32,114
     Other income                                                         12,885               3,301          2,642
                                                                   -------------     ---------------    -----------
Total revenues                                                           193,603             160,742        139,274


Expenses:
     Losses and loss
         adjustment expenses                                             152,270             118,025        104,025
     Reinsurance recoveries                                              (58,377)            (40,351)       (31,266)
                                                                   -------------     ---------------    -----------
     Net losses and loss
         adjustment expenses                                              93,893              77,674         72,759
     Underwriting, acquisition,
         and insurance expenses                                           33,508              33,903         25,729
                                                                   -------------     ---------------    -----------
Total expenses                                                           127,401             111,577         98,488
                                                                   -------------     ---------------    -----------
Income before income taxes
     and cumulative effect of accounting change                           66,202              49,165         40,786

Provision for income taxes:
     Current expense                                                       9,967              12,373         11,330
     Deferred expense (benefit)                                            7,712                (666)        (1,693)
                                                                   -------------     ---------------    -----------
                                                                          17,679              11,707          9,637
                                                                   -------------     ---------------    -----------
Income before cumulative effect of accounting
     change                                                               48,523              37,458         31,149

Cumulative effect of accounting change, net of tax                        (1,123)                 -               -
                                                                   -------------     --------------    ------------

Net income                                                         $      47,400     $       37,458    $     31,149
                                                                   =============     ==============    ============


Basic and diluted earnings per share
     Income before cumulative effect of accounting
         change                                                    $        2.06     $         1.58    $       1.36
     Cumulative effect of accounting change, net of tax                    (0.05)                 -               -
                                                                   -------------     --------------    ------------
     Net income                                                    $        2.01     $         1.58    $       1.36
                                                                   =============     ==============    ============

Weighted average number
     of common shares
     outstanding                                                          23,553             23,658          22,948
                                                                   =============     ==============    ============

See accompanying notes.

                   Medical Assurance, Inc., and Subsidiaries

                     Consolidated Statements of Cash Flows



                                                                                       YEAR ENDED DECEMBER 31
                                                                           1998                 1997                 1996
                                                            -------------------------------------------------------------
                                                                                     (DOLLAR AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                                  $            47,400       $       37,458        $      31,149
Adjustments to reconcile net income
     to net cash provided (used) by
     operating activities:
         Depreciation                                                     1,631               1,328                 1,236
         Amortization                                                     1,587               1,683                (2,197)
         Net realized gain on sale of
            investments                                                 (11,281)             (1,739)               (1,532)
         Deferred income taxes (benefit)                                  7,712                (666)               (1,693)
         Policy acquisition costs deferred,
                net of related amortization                              (5,693)             (2,714)                1,186
         Other                                                              407                 278                   (68)
         Changes in assets and liabilities, net
            of effects of business combinations:
                Premiums receivable                                      32,102             (58,155)              (13,152)
                Income taxes receivable/payable                           1,236              (1,612)                  952
                Receivable from reinsurers                              (29,292)            (41,906)              (16,765)
                Prepaid reinsurance premiums                              4,113              (3,428)                 (356)
                Other assets                                             (9,803)             (4,137)               (1,212)
                Reserve for losses and loss
                   adjustment expenses                                   45,911              65,987                58,695
                Unearned premiums                                        (3,471)             24,780                 5,045
                Reinsurance premiums payable                            (11,156)             21,963                 4,377
                Other liabilities                                          (446)              4,124                 9,171
                                                            -------------------        ------------        --------------
Net cash provided by operating activities                                70,957              43,244                74,836

INVESTING ACTIVITIES
Purchases of fixed maturities
     available for sale                                                (343,566)           (211,806)             (155,606)
Purchases of equity securities
     available for sale                                                 (14,399)            (15,691)              (23,159)
Proceeds from sale or maturities
     of fixed maturities available for sale                             308,793             166,587               133,145
Proceeds from sale of equity securities
     available for sale                                                  16,905               6,890                 2,084
Purchases of real estate                                                   (205)               (253)                    0
Net decrease (increase) in
     short-term investments                                             (32,957)             10,928               (16,675)
Purchase of subsidiaries                                                      -                   -                (7,263)
Distribution from subsidiaries                                                -                   -                 3,628
Other                                                                         -                   6                (1,161)
                                                            -------------------        ------------        --------------
Net cash used by investing activities                                   (65,429)            (43,339)              (65,007)



                                                                                YEAR ENDED DECEMBER 31
                                                                   1998                    1997                     1996
                                                            ------------------------------------------------------------------
FINANCING ACTIVITIES
Dividends paid                                              $            (53)       $             (67)       $             (34)
Purchase of treasury stock, net                                       (8,701)                  (1,623)                       -
                                                            ----------------        -----------------        -----------------
Net cash used by financing activities                                 (8,754)                  (1,690)                     (34)
                                                            ----------------        -----------------        -----------------
Increase (decrease) in cash and
     and cash equivalents                                             (3,226)                  (1,785)                   9,795

Cash and cash equivalents at beginning
     of year                                                          12,248                    14,033                   4,238
                                                            ----------------        ------------------       -----------------
Cash and cash equivalents at end
     of year                                                $          9,022        $           12,248       $          14,033
                                                            ================        ==================       =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION
Cash paid during the year for
     income taxes                                           $          8,072        $           12,175       $          11,075
                                                            ================        ==================       =================

See accompanying notes.

                    Medical Assurance, Inc. and Subsidiaries

1. ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Medical Assurance, Inc. (a Delaware corporation) and its subsidiaries. All significant intercompany accounts and transactions between consolidated companies have been eliminated.

BASIS OF PRESENTATION

The preparation of financial statements in accordance with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

INVESTMENTS

The Company invests only in investment grade securities with the intent at the time of purchase that such securities will be held until maturity. However, recognizing the need for the ability to respond to changes in tax position and in market conditions, management has designated the debt and equity securities included in its investment portfolio as available-for-sale. Securities classified as available-for-sale are carried at market value, and unrealized gains and losses on such available-for-sale securities are excluded from earnings and reported, net of tax effect, in stockholders' equity as "Accumulated other comprehensive income" until realized. Real estate is reported at cost, less allowances for depreciation. Short-term investments, primarily composed of investments in United States (U.S.) Treasury obligations, are reported at cost, which approximates fair value.

Investment income includes amortization of premium and accretion of discount related to debt securities acquired at other than par value. Debt securities with maturities beyond one year when purchased are classified as fixed maturities. Realized gains and losses on sales of investments, and declines in value judged to be other-than-temporary, are recognized on the specific identification basis.

                    Medical Assurance, Inc. and Subsidiaries

Fair values for fixed maturity and equity securities are based on quoted market prices, where available. For fixed maturity and equity securities not actively traded, fair values are estimated using values obtained from independent pricing services. The carrying amounts reported in the balance sheet for cash and cash equivalents and short-term investments approximate their fair values.

REAL ESTATE

Property and leasehold improvements are classified as investment real estate. All balances are stated on the basis of cost. Depreciation is computed over their estimated useful lives using the straight-line method. Accumulated depreciation was approximately $4.6 million and $3.9 million at December 31, 1998 and 1997, respectively. Rental income and expenses are included in net investment income.

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

                    Medical Assurance, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The reserve for losses and loss adjustment expenses represents management's best estimates of the ultimate cost of all losses incurred but unpaid. The estimated liability is continually reviewed, and any adjustments which become necessary are included in current operations.

CAPITAL RESOURCES

As of December 31, 1998, the Company did not have any material commitments for capital expenditures. The Company continues to have available through a lending institution a line of credit in the amount of $40 million that could be used for additional capital requirements.

RECOGNITION OF REVENUES

Insurance premiums are recognized as revenues pro rata over the terms of the policies.

PENSION PLANS

The Company has a defined contribution pension plan for employees who are at least 21 years of age and have one or more years of service. The Company funds the plan by contributing an amount equal to 10% of each participant's eligible wages.

Consolidated pension plan expense for the years ended December 31, 1998, 1997 and 1996 was approximately $967,000, $809,000 and $834,000, respectively.


EMPLOYEE STOCK PURCHASE PLAN

The Company has a stock purchase plan for full-time employees who have completed minimum service requirements. The plan allows each eligible employee to purchase shares of the Company's common stock in the public market and the Company will loan to each participant $0.35 for each $0.65 deposited in the plan. The stock purchased with the loaned proceeds vests with the employee at the end of four years. These loans are amortized to expense over the four-year vesting period.

STOCK OPTIONS

In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" that calls for companies to measure employee stock compensation expense based on the fair value method of accounting. However, as allowed by the statement, the Company elected the continued use of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" with pro forma disclosure of net income and earnings per share determined as if the fair value method had been applied in measuring compensation cost.

                    Medical Assurance, Inc. and Subsidiaries

INCOME TAXES

The Company files a consolidated federal income tax return. Deferred income taxes are provided for temporary differences between financial and income tax reporting relating primarily to unrealized gains on securities, discounting of losses and loss adjustment expenses for income tax reporting, and the limitation of the unearned premiums deduction for income tax reporting.

EARNINGS PER SHARE

Earnings per share data has been stated giving retroactive effect for the 10%, 5%, and 6% stock dividends declared in December of 1998, 1997 and 1996, respectively, as well as the two-for-one stock split declared in August 1997. Weighted average shares outstanding for the years ending December 31, 1998, 1997 and 1996 were 23,552,721, 23,657,736, and 22,947,544, respectively.

ACCOUNTING CHANGES

Pursuant to the American Institute of Certified Public Accountants' Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," the Company changed its accounting policy effective January 1, 1998 regarding guaranty fund assessments. Previously, the Company recognized guaranty assessments in the period that notification regarding the assessment was received. Guaranty assessments are now recognized when an assessment is imposed or it is probable that an assessment will be imposed and there is an obligation to pay the assessment, the amount of which can be reasonably estimated. The cumulative effect on prior years has been included in net income for the first quarter of 1998 in accordance with SOP 97-3. The adoption of the SOP decreased underwriting, acquisition and insurance expenses for 1998 by $1.7 million.

In 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The statement requires that enterprises classify items of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Items of other comprehensive income are displayed in the Consolidated Statements of Changes in Capital, and amounts for 1997 and 1996 have been reclassified for comparative purposes.

                    Medical Assurance, Inc. and Subsidiaries

2. INVESTMENTS

The amortized cost and estimated fair value of fixed maturities and equity securities (in thousands) are as follows:



                                                                        December 31, 1998
                                                                    Gross               Gross             Estimated
                                              Amortized          Unrealized          Unrealized             Fair
                                                Cost                Gains              Losses               Value
                                          -------------------------------------------------------------------------
U.S. Treasury securities                  $      30,877          $    1,230           $    (171)        $    31,936
State and municipal bonds                       405,529              13,452              (2,054)            416,927
Corporate bonds                                 119,713               4,305                (958)            123,060
Mortgage-backed securities                       79,628               1,368              (1,185)             79,811
Certificates of deposit                           5,670                   -                   -               5,670
                                          -------------------------------------------------------------------------
                                                641,417              20,355              (4,368)            657,404
Equity securities                                41,223               4,727              (1,826)             44,124
                                          -------------------------------------------------------------------------
                                          $     682,640          $   25,082           $  (6,194)           $701,528
                                          =========================================================================



                                                                     December 31, 1997
                                                                   Gross               Gross              Estimated
                                              Amortized          Unrealized          Unrealized             Fair
                                                Cost               Gains               Losses               Value
                                          -------------------------------------------------------------------------
U.S. Treasury securities                  $      30,469          $      800           $      (1)        $    31,268
State and municipal bonds                       350,746              15,017                  (1)            365,762
Corporate bonds                                 132,162               3,042                 (74)            135,130
Mortgage-backed securities                       79,269                 998                (183)             80,084
Certificates of deposit                           5,670                   -                   -               5,670
                                          -------------------------------------------------------------------------
                                                598,316              19,857                (259)            617,914
Equity securities                                41,827               3,745                (692)             44,880
                                          -------------------------------------------------------------------------
                                          $     640,143          $   23,602           $    (951)           $662,794
                                          =========================================================================


The amortized cost and estimated fair value of fixed maturities (in thousands) at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The Company uses the call date as the contractual maturity for prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations.

                    Medical Assurance, Inc. and Subsidiaries




                                                                                    Amortized           Estimated
                                                                                       Cost            Fair Value
                                                                              -------------------------------------
Due in one year or less                                                       $     39,799           $       40,274
Due after one year through five years                                              319,933                  328,269
Due after five years through ten years                                             127,188                  132,304
Due after ten years                                                                 74,869                   76,746
Mortgage-backed securities                                                          79,628                   79,811
                                                                              -------------------------------------
                                                                              $    641,417           $      657,404
                                                                              =====================================


Excluding investments in bonds and notes of the U.S. Government, U.S. Government agency, or prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations, no investment in any person or its affiliates exceeded 10% of stockholders' equity at December 31, 1998. Amounts of investment income by investment category (in thousands) are as follows:



                                                                                 Year ended December 31
                                                                      1998               1997               1996
                                                                 -------------------------------------------------
Fixed maturities                                                 $   34,926         $   35,570          $   29,689
Equities                                                              1,877              1,701                 748
Real estate                                                           1,416              1,388               1,330
Short-term investments                                                2,955              2,122               1,581
Other                                                                 1,021                 64                 836
                                                                 -------------------------------------------------
                                                                     42,195             40,845              34,184
Investment expenses                                                  (2,793)            (2,371)             (2,070)
                                                                 -------------------------------------------------
Net investment income                                            $   39,402         $   38,474          $   32,114
                                                                 =================================================


Gross gains and losses from sales of available-for-sale securities (in thousands) are included in other income as follows:

                                                                                 Year ended December 31
                                                                          1998             1997               1996
                                                                 --------------------------------------------------
Gross gains                                                      $   11,827          $   2,283          $     2,082
Gross losses                                                           (546)              (544)                (550)
                                                                 --------------------------------------------------
Net Gains                                                        $   11,281          $   1,739          $     1,532
                                                                 ==================================================


These amounts, net of related tax expense of $3.9 million, $0.6 million, and $0.5 million, respectively, were reclassified from "Accumulated other comprehensive income" included in stockholders' equity to "Other income" in the Consolidated Statements of Income.

Proceeds from sales of investments in available-for-sale securities were $272.5 million, $128.5 million and $83.4 million during 1998, 1997 and 1996, respectively.

                    Medical Assurance, Inc. and Subsidiaries

3. REINSURANCE

The effect of reinsurance on premiums written and earned (in thousands) in 1998 was as follows:

                                                                                            Premiums
                                                                                Written                   Earned
                                                                             --------------------------------------
Direct                                                                       $   179,668                $   185,994
Assumed                                                                           12,811                      9,521
Ceded                                                                            (50,692)                   (54,199)
                                                                             --------------------------------------
Net premiums                                                                 $   141,787                $   141,316
                                                                             ======================================

Reinsurance contracts do not relieve the Company from its obligations to policyholders. A contingent liability exists with respect to reinsurance ceded to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. The Company continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

At December 31, 1998, all reinsurance recoverables are considered collectible; the amounts as shown in the accompanying consolidated balance sheets approximate the fair value of the amounts recoverable from reinsurers. As required by the various state insurance laws, reinsurance recoverables totaling approximately $10 million are collateralized by letters of credit or funds withheld.

4. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets (in thousands) are as follows:



                                                                                               December 31
                                                                                         1998                 1997
                                                                                      -----------------------------
Deferred tax liabilities:

     Adjustment to net unrealized gains on investments                             $    6,611            $    7,947
     Deferred acquisition costs                                                         4,557                 2,556
     Other                                                                              2,457                   726
                                                                                   --------------------------------
Total deferred tax liabilities                                                         13,625                11,229
Deferred tax assets:
Unpaid loss discount                                                                   34,727                40,154
Unearned premium adjustment                                                             5,795                 4,348
                                                                                   --------------------------------
Total deferred tax assets                                                              40,522                44,502
                                                                                   --------------------------------
Net deferred tax assets                                                            $   26,897            $   33,273
                                                                                   ================================


                    Medical Assurance, Inc. and Subsidiaries

In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets, and therefore, no valuation allowance has been established.

A reconciliation of "expected" income tax expense (35% of income before income taxes) to actual income tax expense in the accompanying financial statements (in thousands) follows:


                                                                            Year ended December 31
                                                                     1998             1997                 1996
                                                                -----------------------------------------------
Computed "expected" tax expense                                 $   23,171          $    17,208      $   14,305
Tax-exempt municipal and state bond income                          (5,744)              (5,153)         (4,766)
Other                                                                  252                 (348)             98
                                                                -----------------------------------------------
Total                                                           $   17,679          $    11,707      $    9,637
                                                                ===============================================



5.  DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs include premium taxes, ceding commissions, brokerage fees and agents' commissions, and salaries, benefits and other expenses associated with underwriting. Unamortized deferred policy acquisition costs are included in other assets on the consolidated balance sheets and amounted to approximately $13.0 million and $7.3 million at December 31, 1998 and 1997, respectively.

As is common practice within the industry, reinsurance ceding commissions are deducted from acquisition costs and amounted to $11.1 million, $4.9 million, and $0 for the years ended December 31, 1998, 1997 and 1996, respectively. Amortization of deferred policy acquisition costs amounted to approximately $13.7 million, $15.4 million, and $11.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. Underwriting and insurance costs that are not directly related to the production of new and renewal premiums are charged to expense as incurred. These costs were $19.8 million, $18.5 million and $14.7 million for the years ended December 31, 1998, 1997 and 1996, respectively.

                    Medical Assurance, Inc. and Subsidiaries

6.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the reserve for losses and loss adjustment expenses (reserves) is summarized as follows (in thousands):


                                                                               Year ended December 31
                                                                    1998                 1997                1996
                                                              -------------------------------------------------------
Balance at January 1                                          $     614,729        $    548,742        $    432,945
Less reinsurance recoverables                                       150,598             108,692              80,468
                                                              -----------------------------------------------------
Net balance at January 1                                            464,131             440,050             352,477

Incurred related to:
  Current year                                                      141,201             124,353             100,186
  Prior years                                                       (47,308)            (46,679)            (27,427)
                                                              -----------------------------------------------------
Total Incurred                                                       93,893              77,674              72,759

Paid related to:
  Current year                                                       (9,891)             (5,203)             (3,468)
  Prior years                                                       (67,383)            (48,390)            (27,361)
                                                              -----------------------------------------------------
Total paid                                                          (77,274)            (53,593)            (30,829)
Reserves of entity acquired                                               -                   -              45,643
                                                              -----------------------------------------------------
Net balance at December 31                                          480,750             464,131             440,050
Plus reinsurance recoverables                                       179,890             150,598             108,692
                                                              -----------------------------------------------------
Balance at December 31                                        $     660,640        $    614,729        $    548,742
                                                              =====================================================


The reserves were evaluated by independent consulting actuaries and reflect consideration of prior loss experience and changes in the frequency and severity of claims. Actual incurred losses may vary from estimated amounts due to the inherent difficulty in estimating development of long-tailed lines of business. In recent years, the Company has experienced favorable development of prior year losses relative to the original estimates; there are no assurances that such favorable development will continue.

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

                    Medical Assurance, Inc. and Subsidiaries

8. STOCKHOLDERS' EQUITY

At December 31, 1998, Medical Assurance, Inc. had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authority to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At December 31, 1998, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

The Board of Directors declared stock dividends of 10%, 5% and 6% in December 1998, 1997 and 1996, respectively. In addition, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend on August 20, 1997. Cash was paid to shareholders for fractional shares. Earnings per share data for 1998, 1997 and 1996 have been stated as if all of the above dividends had been declared on January 1, 1996.

The Board of Directors of Medical Assurance, Inc. has reserved 1.5 million shares of common stock for issuance in accordance with the Mutual Assurance Stock Award Plan assumed by Medical Assurance, Inc. Under the terms of the plan, shares of Medical Assurance, Inc. stock are available to be awarded to key employees of Medical Assurance, Inc. and its subsidiaries. As of December 31, 1998 and 1997, there were 21,600 and 13,489 shares, respectively, (after giving effect to subsequent stock dividends and stock split) issued under the plan.

"Accumulated other comprehensive income" shown in the Consolidated Statements of Changes in Capital is solely comprised of net unrealized gains on securities available for sale.

9.  STOCK OPTIONS

Under the Company's Incentive Compensation Stock Plan, 76,777 options and 230,485 options were granted in 1998 and 1997, respectively, at $27.33 per share and $25.92 per share, respectively. All options were granted at a price equal to the market price of the stock on the date of the grant. Stock options expire in ten years and were fully vested as of the grant date but are not exercisable for six months. The number of options granted and the exercise price have been adjusted for the stock dividends declared in 1998 and 1997. There were no options granted prior to 1997 and no options have been exercised to date.

Had the fair value method of accounting discussed in SFAS 123 been applied, net income would have been reduced by $0.6 million or $0.02 basic earnings per share in 1998 and $1.7 million or $0.07 basic earnings per share in 1997. The average fair value of options granted during 1998 and 1997 was $11.43 and $12.80, respectively. The fair value was estimated using the Black-Scholes option pricing model based on the weighted average assumptions for 1998 (1997) of: risk-free interest rate of 4.75% (5.92%), volatility of 0.250 (0.244), and, for both years, expected life of 8 years and a dividend yield of 0%.

                    Medical Assurance, Inc. and Subsidiaries

10. BUSINESS EXPANSION

During 1996 the Company completed the acquisition of MOMED Holding Company (MOMED), parent of Missouri Medical Insurance Company. The acquisition was not material to the assets, stockholders' equity or operations of the Company.

This purchase was effective December 20, 1996; however, MOMED operations for the period December 20, 1996 through December 31, 1996 were considered immaterial for inclusion in the Company's 1996 consolidated statement of income. MOMED operations are included in the Company's 1998 and 1997 consolidated statement of income. Revenues for MOMED for the year ended December 31, 1996 were approximately $15.8 million. Net income for MOMED for the year ended December 31, 1996 was approximately $4.3 million.

11. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

The Company's insurance subsidiaries are required to file statutory financial statements with state insurance regulatory authorities. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. Differences between financial statement net income and statutory net income are principally due to: (a) policy acquisition costs which are deferred under GAAP but expensed for statutory purposes; (b) subsidiaries which are consolidated for GAAP but are accounted for using the equity method for statutory purposes with the annual change in the equity charged or credited directly to capital rather than entering into the determination of net income; and (c) deferred income taxes which are recorded under GAAP but not for statutory purposes.

At December 31, 1998 and 1997, statutory capital for each company was sufficient to satisfy regulatory requirements. Amounts of statutory capital and surplus for the Company's insurance subsidiaries were $245.0 million and $212.0 million at December 31, 1998 and 1997, respectively.

The combined amounts of statutory net income for the years ended December 31, 1998, 1997 and 1996 for the Company's insurance subsidiaries were $36.2 million, $28.2 million, and $31.4 million, respectively.

Consolidated retained earnings are comprised primarily of subsidiaries' retained earnings. Each insurance company is restricted under the applicable State Insurance Code as to the amount of dividends it may pay without regulatory consent. In 1999, the insurance subsidiaries can pay dividends in the aggregate up to approximately $37.6 million without regulatory consent.

                    Medical Assurance, Inc. and Subsidiaries

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations (in thousands, except per share amounts) for 1998 and 1997:



                                                                                1998
                                                          1st            2nd            3rd          4th
                                                     -------------------------------------------------------
Net premiums earned                                  $   31,764       $   34,579    $   37,676    $   37,297
Net investment income                                     9,688            9,732        10,157         9,825
Other income                                                887            1,900         4,899         5,199
Income before cumulative effect of
  accounting change                                       9,859           11,397        13,536        13,731
Net income                                                8,736           11,397        13,536        13,731
Basic and diluted earnings per share:
     Income before cumulative effect of
        accounting change                                  0.42             0.48          0.57          0.59
     Net Income                                            0.37             0.48          0.57          0.59



                                                                                 1997
                                                          1st            2nd            3rd           4th
                                                     -------------------------------------------------------
Net premiums earned                                  $   28,402       $   29,138    $  30,774     $   30,653
Net investment income                                     9,458            9,426        9,523         10,067
Other income                                                611              128        1,283          1,279
Net income                                                8,414            8,781        9,894         10,370
Basic and diluted earnings per share                       0.35             0.37         0.42           0.44



Quarterly earnings per share data for 1998 and 1997 have been restated giving retroactive effect as if the 1998 and 1997 dividends and the 1997 stock split had been declared on January 1, 1997. The sum of the above amounts may vary from the annual amounts because of rounding.

The amounts shown above for the first three quarters of 1998 differ from the interim amounts previously reported due to the effect (which was immaterial) of adopting SOP 97-3 as discussed in Note 1.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
                SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                               December 31, 1998
                             (dollars in thousands)

                                                        Cost or                                        Amount at Which
                                                       Amortized                  Fair                  Shown in the
Type of Investment                                        Cost                    Value                 Balance Sheet
------------------------------------------------------------------------------------------------------------------------------------
Fixed Maturities:
  Bonds:
   U.S. Treasury Securities......................      $   30,877             $   31,936                  $   31,936
   State and municipal bonds.....................         405,529                416,927                     416,927
   Corporate bonds...............................         119,713                123,060                     123,060
   Mortgage-backed securities....................          79,628                 79,811                      79,811
   Certificates of deposit.......................           5,670                  5,670                       5,670
                                                       -----------            ----------                  ----------
     Total fixed maturities......................         641,417             $  657,404                     657,404
                                                       -----------            ==========                  ----------
Equity securities                                          41,223             $   44,124                      44,124
Real estate, net.................................          11,619             ==========                      11,619
short-term investments...........................          78,432                                             78,432
                                                       -----------                                        ----------
     Total investments...........................      $  772,691                                         $  791,579
                                                       ==========                                         ==========

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           December 31, 1998 and 1997
                             (dollars in thousands)


Condensed Balance Sheets
                                                                  December 31
                                                            1998             1997
                                                        ----------         --------
Assets
Short-term investments                                  $   14,816         $   2,593
Investment in subsidiaries - at equity                     308,196           285,512
Receivable from subsidiaries                                 3,732             3,179
Cash                                                         1,684               518
Other assets                                                    60               342
                                                        ----------         ---------
                                                        $  328,488         $ 292,144
                                                        ==========         =========

Liabilities and stockholders' equity
Other liabilities                                       $    4,308         $   4,956

Stockholders' equity
     Common stock                                           23,900            21,722
     Other stockholders' equity, including unrealized
         gains or losses on securities of subsidiaries     300,280           265,466
                                                        ----------         ---------
Total stockholders' equity                              $  324,180         $ 287,188
                                                        ----------         ---------
                                                        $  328,488         $ 292,144
                                                        ==========         =========


Condensed Statements of Income



                                                           Year Ended        Year Ended
                                                        December 31, 1998  December 31, 1997
                                                        -----------------  -----------------
Revenues
Investment income                                          $      327         $     238
Other income                                                    1,018                (1)
                                                           ----------         ---------
                                                                1,345               237

Expenses
Other expenses                                                  1,739             2,030
                                                           ----------         ---------
                                                                1,739             2,030
                                                           ----------         ---------
Loss before income tax benefit and equity in
    undistributed net income of subsidiaries                     (394)           (1,793)
Federal and state income tax benefit                              (54)             (376)
                                                           ----------         ---------
Loss before equity in undistributed
    net income of subsidiaries                                   (340)           (1,417)
Equity in undistributed net income of subsidiaries             47,740            38,875
                                                           ----------         ---------
Net income                                                 $   47,400         $  37,458
                                                           ==========         =========

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           December 31, 1998 and 1997
                             (dollars in thousands)


Condensed Statements of Cash Flows
                                                                    Year Ended December 31
                                                                      1998          1997
                                                                   --------       --------
Cash from Operating Activities                                     $ (1,267)      $ 17,433

Investing activities
     Cash received from subsidiaries                                 15,000              0
     Net increase (decrease) in  short-term investments, net        (12,223)         2,548
     Proceeds from sale of equity securities                          1,685              0
     Purchase of subsidiary
     Capital contribution to subsidiaries                                 0        (17,323)
     Other                                                             (295)        (1,085)
                                                                   --------       --------
                                                                      4,167        (15,860)
Financing activities
     Dividends paid                                                     (53)           (67)
     Purchase of Treasury Stock                                      (1,681)        (1,623)
                                                                   --------       --------
                                                                     (1,734)        (1,690)

Increase in cash                                                   $  1,166       $   (117)
                                                                   ========       ========

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

2. Related Party Transactions

In 1998, the Company received dividends of $15 million from Mutual
Assurance, Inc.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                 Years Ended December 31, 1998, 1997, and 1996
                             (dollars in thousands)



                                                                1998          1997         1996
                                                             --------------------------------------
Deferred policy acquisition costs..........................  $  13,020      $ 7,304      $ 4,590
Reserve for losses and loss adjustment expenses............    660,640      614,729      548,742
Unearned premiums..........................................     76,229       79,700       54,920
Net premiums earned........................................    141,316      118,967      104,518
Premiums assumed from other companies......................     12,811       12,628       11,681
Net investment income......................................     39,402       38,474       32,114
Net losses and loss adjustment expenses....................     93,893       77,674       72,759
Underwriting, acquisition and insurance expenses:
     Amortization of deferred policy acquisition costs.....     13,735       15,412       11,065
     Other underwriting, acquisition
          and insurance expenses...........................     19,773       18,491       14,664
Net premiums written.......................................    141,787      140,200      105,961

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
                            SCHEDULE IV - REINSURANCE
                  Years Ended December 31, 1998, 1997, and 1996
                             (dollars in thousands)


                                              1998              1997             1996
                                            -------------------------------------------

PROPERTY & CASUALTY
Earned premiums before reinsurance          $ 161,954        $ 138,352        $ 118,211
Reinsurance expense                           (32,636)         (32,432)         (29,644)
Assumed from other companies                    6,240           11,401           15,951
                                            ---------        ---------        ---------

          Net premiums earned               $ 135,558        $ 117,321        $ 104,518
                                            =========        =========        =========

Percentage of amount assumed to net              4.60%            9.72%           15.26%
                                            =========        =========        =========

ACCIDENT AND HEALTH
Gross premiums earned                       $  24,040        $   8,308        $       0
Ceded to other companies                      (21,563)          (6,662)               0
Assumed from other companies                    3,281                0                0
                                            ---------        ---------        ---------

          Net premiums earned               $   5,758        $   1,646        $       0
                                            =========        =========        =========

Percentage of amount assumed to net             56.98%            0.00%            0.00%
                                            =========        =========        =========

OTHER
Gross premiums earned                               0                0                0
Ceded to other companies                            0                0                0
Assumed from other companies                        0                0                0
                                            ---------        ---------        ---------

          Net premiums earned               $       0        $       0        $       0
                                            =========        =========        =========

Percentage of amount assumed to be net           0.00%            0.00%            0.00%
                                            =========        =========        =========

Total net premiums earned                   $ 141,316        $ 118,967        $ 104,518
                                            =========        =========        =========

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
     SCHEDULE VI - SUPPLEMENTARY PROPERTY AND CASUALTY INSURANCE INFORMATION
                  Years Ended December 31, 1998, 1997, and 1996
                             (dollars in thousands)


                                                              1998          1997          1996
                                                         --------------------------------------
Deferred policy acquisition costs....................... $   13,020     $   7,304      $  4,590
Reserve for losses and loss adjustment expenses.........    660,640       614,729       548,732
Unearned premiums.......................................     76,229        79,700        54,920
Net premiums earned.....................................    141,316       118,967       104,518
Net investment income...................................     39,402        38,474        31,129
Losses and loss adjustment expenses incurred
     related to current year, net of reinsurance........    141,201       124,353       100,186
Losses and loss adjustment expenses incurred
     related to prior year, net of reinsurance..........    (47,308)      (46,679)      (27,427)
Amortization of deferred policy acquisition costs.......     13,735        15,412        11,065
Paid losses and loss adjustment expenses related to
     current year losses, net of reinsurance............     (9,891)       (5,203)       (3,468)
Paid losses and loss adjustment expenses related to
     prior year losses, net of reinsurance..............    (67,383)      (48,390)      (27,415)

                                  EXHIBIT INDEX

Exhibit
Number     Description                                                         Page
------     -----------                                                         ----
3.1        Certificate of Incorporation of Medical Assurance, Inc. (3)

3.2 Certificate Amendment to Certificate of Incorporation of Medical Assurance, Inc. (9)

3.3        Bylaws of Medical Assurance, Inc. (3)

4          Specimen of Common Stock Certificate of Medical Assurance, Inc. (9)

10.1       Employment Agreement between A. Derrill Crowe, M.D.
           and Mutual Assurance, Inc., including amendments (1)

10.2       Employment Agreement between Bradley DeMonbrun, Ltd.
           and MOMED Holding Co., including amendments (7)

10.3       Medical Assurance, Inc. Incentive Compensation
           Plan (formerly known as the Mutual Assurance, Inc.
           1995 Stock Award Plan) (3)

10.4 Amendment and Assumption Agreement by and between Mutual Assurance, Inc. and MAIC Holdings,
           Inc. dated April 8, 1996 (6)

10.5       MAIC Holdings, Inc. Director Deferred Compensation Plan (9)

10.6       MAIC Holdings, Inc. Executive Incentive Compensation Plan (9)

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

10.19       Nomination Agreement between MOMED
            Holding Co. and MAIC Holdings, Inc. dated
            December 10, 1996 (8)

21          Subsidiaries of Medical Assurance, Inc.                          (61)

23          Consent of Ernst & Young LLP                                     (63)

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

(4) Filed as an exhibit to Mutual Assurance's Form 8-K for event occurring August 28, 1995 (Commission File No. 0-19439) and incorporated herein by this reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

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

(8) Filed as an exhibit to MAIC Holdings' Form 10-K for the year ended December 31, 1997 (Commission File No. 001-12129) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(9) Filed as an exhibit to the Medical Assurance, Inc. Form 10-K for the year ended December 31, 1997 (Commission File No. 001-12129) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.