Form 10-Q
period 1999-03-31
MEDICAL ASSURANCE INC
filed 1999-05-17
CIK 944492

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 1999 or

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

As of March 31, 1999, there were 23,196,037 shares of the registrant's common stock outstanding.

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

Part II - Other Information

   Item 6.   Exhibits and Reports on Form 8-K.................................................................16

Signatures....................................................................................................16

                    Medical Assurance, Inc. and Subsidiaries

                Condensed Consolidated Balance Sheets (Unaudited)
                        (in thousands, except share data)

                                                                        MARCH 31           December 31
                                                                          1999                 1998
                                                                      --------------------------------

ASSETS
Investments:
 Fixed maturities available for sale, at fair value                   $   674,816          $   657,404
 Equity securities available for sale, at fair value                       39,058               44,124
 Real estate, net                                                          11,546               11,619
 Short-term investments                                                    67,420               78,432
                                                                      -----------          -----------
Total investments                                                         792,840              791,579
Cash and cash equivalents                                                  12,649                9,022
Premiums receivable                                                        86,357               59,949
Receivable from reinsurers                                                180,449              179,890
Prepaid reinsurance premiums                                               19,383               13,467
Deferred taxes                                                             29,624               26,897
Other assets                                                               49,011               51,435
                                                                      -----------          -----------
                                                                      $ 1,170,313          $ 1,132,239
                                                                      ===========          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Policy liabilities and accruals:
     Reserve for losses and loss adjustment expenses                  $   667,113          $   660,640
     Unearned premiums                                                    102,279               76,229
     Reinsurance premiums payable                                          39,432               42,596
                                                                      -----------          -----------
 Total policy liabilities                                                 808,824              779,465
 Income taxes payable                                                       5,821                2,476
 Other liabilities                                                         26,609               26,118
                                                                      -----------          -----------
Total liabilities                                                         841,254              808,059

Commitments and contingencies                                                  --                   --

Stockholders' equity:
  Common stock, par value $1 per share; 100,000,000
     shares authorized; 23,900,448 and 23,899,983
       shares issued, respectively                                         23,900               23,900
  Additional paid-in capital                                              206,610              206,562
  Accumulated other comprehensive income, net of
     deferred taxes of $4,962 and $6,611, respectively                      9,214               12,277
  Retained earnings                                                       103,074               91,622
                                                                      -----------          -----------
                                                                          342,798              334,361
     Less treasury stock at cost, 704,411 and 587,033 shares,
       respectively                                                       (13,739)             (10,181)
                                                                      -----------          -----------
Total stockholders' equity                                                329,059              324,180
                                                                      -----------          -----------
                                                                      $ 1,170,313          $ 1,132,239
                                                                      ===========          ===========


See accompanying notes.

                    Medical Assurance, Inc. and Subsidiaries

       Condensed Consolidated Statements of Changes in Capital (Unaudited)
                                 (in thousands)

                                                                      Accumulated
                                                                         Other                             Other
                                                                     Comprehensive      Retained          Capital
                                                       Total             Income         Earnings         Accounts
                                                     ---------       -------------      ---------        ---------

Balance at December 31, 1998                         $ 324,180         $  12,277        $  91,622        $ 220,281
Comprehensive income
    Net income                                          11,452                             11,452
    Other Comprehensive income, net of tax
      Unrealized gains on securities, net of
        reclassification adjustment of $1,029           (3,063)           (3,063)
                                                     ---------
    Comprehensive income                                 8,389
Common stock issued for compensation                        13                                                  13
Net purchases of treasury stock                         (3,523)                                             (3,523)
                                                     ---------         ---------        ---------        ---------
Balance at March 31, 1999                            $ 329,059         $   9,214        $ 103,074        $ 216,771
                                                     =========         =========        =========        =========


                                                                      Accumulated
                                                                         Other                             Other
                                                                     Comprehensive      Retained          Capital
                                                       Total             Income         Earnings         Accounts
                                                     ---------       -------------      ---------        ---------

Balance at December 31, 1997                         $ 287,188            14,704        $ 109,524        $ 162,960
Comprehensive income
    Net income                                           8,736                              8,736
    Other Comprehensive income, net of tax
      Unrealized gains on securities, net of
        reclassification adjustment of $433                842               842
                                                     ---------
    Comprehensive income                                 9,578
Net purchases of treasury stock                           (180)                                               (180)
                                                     ---------         ---------        ---------        ---------
Balance at March 31, 1998                            $ 296,586         $  15,546        $ 118,260        $ 162,780
                                                     =========         =========        =========        =========





See accompanying notes.

                    Medical Assurance, Inc. and Subsidiaries

             Condensed Consolidated Statements of Income (Unaudited)
                      (in thousands, except per share data)

                                                                 Three Months Ended
                                                                      March 31
                                                            ----------------------------
                                                              1999                1998
                                                            --------            --------

Revenues:
    Direct and assumed
      premiums written                                      $ 78,070            $ 56,361
                                                            ========            ========

    Premiums earned                                         $ 51,752            $ 46,915
    Premiums ceded                                           (10,410)            (15,151)
                                                            --------            --------
    Net premiums earned                                       41,342              31,764
    Net investment income                                      9,611               9,688
    Other income                                               1,395                 887
                                                            --------            --------
Total revenues                                                52,348              42,339

Expenses:
    Losses and loss
      adjustment expenses                                     35,420              33,373
    Reinsurance recoveries                                    (9,045)            (12,187)
                                                            --------            --------
    Net losses and loss
      adjustment expenses                                     26,375              21,186
    Underwriting, acquisition
      and insurance expenses                                  10,672               8,276
                                                            --------            --------
Total expenses                                                37,047              29,462
                                                            --------            --------

Income before income taxes
    and cumulative effect of accounting change                15,301              12,877

Provision for income taxes:
    Current expense                                            4,886               1,873
    Deferred expense (benefit)                                (1,037)              1,145
                                                            --------            --------
                                                               3,849               3,018
                                                            --------            --------
Income before cumulative effect of accounting
    change                                                    11,452               9,859

Cumulative effect of accounting change, net of tax                --              (1,123)
                                                            --------            --------

Net income                                                  $ 11,452            $  8,736
                                                            ========            ========


Basic  and diluted earnings per share:
    Income before cumulative effect of accounting
      change                                                $   0.49            $   0.42
    Cumulative effect of accounting change, net of tax            --               (0.05)
                                                            --------            --------
    Net income                                              $   0.49            $   0.37
                                                            ========            ========


Weighted average number
    of common shares
    outstanding--basic and diluted                            23,268              23,642
                                                            ========            ========




See accompanying notes.

                    Medical Assurance, Inc. and Subsidiaries

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                          Three Months Ended
                                                                               March 31
                                                                     ----------------------------
                                                                       1999                1998
                                                                     --------            --------

OPERATING ACTIVITIES

Net cash provided by operating activities                            $ 12,598            $ 17,098

INVESTING ACTIVITIES
Purchases of fixed maturities available for sale                      (82,481)            (61,987)
Purchases of equity securities available for sale                      (1,145)             (2,031)
Proceeds from sale or maturities of fixed
    maturities available for sale                                      59,294              55,016
Proceeds from sale of equity securities available for sale              7,721                 429
Net decrease (increase) in short-term investments                      11,012              (4,287)
Other                                                                    (200)                (44)
                                                                     --------            --------

Net cash used in investing activities                                  (5,799)            (12,904)

FINANCING ACTIVITIES
Net purchases of treasury stock                                        (3,172)               (180)
                                                                     --------            --------

Net cash used by financing activities                                  (3,172)               (180)

Increase in cash and cash equivalents                                   3,627               4,014

Cash and cash equivalents at beginning of period                        9,022              12,248
                                                                     --------            --------

Cash and cash equivalents at end of period                           $ 12,649            $ 16,262
                                                                     ========            ========



See accompanying notes.

                    Medical Assurance, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Medical Assurance, Inc. and its subsidiaries, together referred to as the Company. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the December 31, 1998 audited consolidated financial statements and accompanying notes.

Medical Assurance, Inc. has 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At March 31, 1999, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.


2. SEGMENT INFORMATION

The Company operates in the United States of America and in only one reportable industry segment, which is providing professional and general liability insurance for physicians and surgeons, dentists, hospitals, and others engaged in the delivery of health care.


3. INVESTMENTS

Proceeds from sales of investments in fixed maturities and equities available for sale were approximately $43.0 million for both three month periods ended March 31, 1999 and 1998. Gross realized gains on such sales were approximately $2.0 million and $494,000 at March 31, 1999 and 1998 respectively; gross realized losses on such sales were approximately $1.0 million and $61,000 at March 31, 1999 and 1998, respectively. Realized gains and losses are included as a component of other income. The amortized cost of fixed maturities and equity securities available for sale was $699.4 million and $649.0 million at March 31, 1999 and March 31, 1998, respectively.

                    Medical Assurance, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


4. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The reserves for losses and loss adjustment expenses represent management's best estimate of the ultimate cost of all losses incurred but unpaid. Incurred losses and loss adjustment expenses for the three month periods ended March 31, 1999 and 1998 were principally based on the application of an expected loss ratio to premiums earned. These loss ratios take into consideration prior loss experience, loss trends, the Company's loss retention levels, changes in frequency and severity of claims and rates charged.

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

Amortization of deferred acquisition costs, net of ceding commissions earned, amounted to approximately $5.8 million and $3.8 million for the three months ended March 31, 1999 and 1998, respectively. Underwriting and insurance costs that are not directly related to the production of new and renewal premiums are charged to expense as incurred. These costs were $4.9 million and $4.5 million for the three months ended March 31, 1999 and 1998, respectively.


6. INCOME TAXES

Income tax expense differs from the normal relationship to financial statement income principally because of tax-exempt interest income.

                    Medical Assurance, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


7. EARNINGS PER SHARE

On December 4, 1998 the Board of Directors declared a 10% stock dividend. Cash was paid to shareholders for fractional shares. Earnings per share data for 1998 has been restated as if this dividend had been declared on January 1, 1998.


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

LIQUIDITY AND CAPITAL RESOURCES

         The payment of losses, loss adjustment expenses, and operating expenses in the ordinary course of business is currently the Company's principal need for liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided from these operating activities was sufficient during the first three months of 1999 to meet the Company's operating needs, and the Company believes those sources will be sufficient to meet its cash needs for operating purposes for at least the next twelve months. Prolonged and increasing levels of inflation could cause increases in the dollar amount of losses and loss adjustment expenses and may therefore adversely affect future reserve development. To minimize such risk, the Company (a) maintains what its management considers to be strong and adequate reinsurance, (b) conducts regular actuarial reviews to ensure, among other things, that reserves do not become deficient, and (c) maintains adequate asset liquidity.

         The Company did not borrow any funds during the three months ended March 31, 1999 and 1998, and currently has no requirements indicating a need to borrow significant funds in the next twelve months. However, the need for additional capital may arise in order to achieve the Company's ultimate goal of expansion, as discussed in the following paragraphs. The Company continues to have available through a lending institution a line of credit in the amount of $40 million that could be used for these additional capital requirements. The Company is not charged a fee nor is it required to maintain compensating balances in connection with this line of credit.

The Company's Board of Directors has authorized the purchase of its common stock in the open market; the Company purchased 119,900 shares of its stock during the quarter ended March 31, 1999. On March 8, 1999 the Board increased the authorization by $10 million; at March 31, 1999 the total remaining purchase authorization was approximately $14.3 million.


BUSINESS EXPANSION

         The Company, through Mutual Assurance, Inc. (Mutual Assurance), has been developing a marketing strategy to address the insurance needs of hospitals and vertically integrated health care providers. The Company expects organizations such as these to represent increasing market opportunities for professional liability and related insurance products because of the trend toward the consolidation of health care providers. In certain instances, Mutual Assurance's size is a competitive factor in this "large account" market because its principal competitors are larger than those with whom Mutual Assurance has historically had to compete.

         In addition to its expansion into this growing market for "large accounts," the Company also intends to expand through the acquisition of, or combination with, medical professional liability insurers that have a significant presence in states other than Alabama.

         Effective January 1, 1999 the Company purchased the ongoing book of medical professional liability insurance business of Medical Defense Associates
(MDA) and Medical

Defense Insurance Company (MDIC), subsidiaries of Medical Defense Holding Company of Springfield, Missouri. The Company has assumed day-to-day management of existing policies and prior liabilities of MDA and MDIC and provides aggregate excess of loss reinsurance to protect MDA and MDIC from adverse loss development in excess of an agreed upon threshold.

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

         In 1996, the Company committed to replace substantially all of the software and hardware used in its core computer information system. The component systems that perform the critical functions of the new information system have been implemented. The new information system, including software and hardware, will function properly with respect to dates in the year 2000 and thereafter. The Company believes that with the new information system and the planned modifications to the Company's existing software in connection therewith, the Year 2000 issue will not pose significant problems for its core computer operations. Because Year 2000 compliance is incidental to the implementation of the new information system, costs specifically related to Year 2000 compliance will be minimal. Year 2000 compliance for the Company's core computer operations are scheduled to be completed in mid-year 1999.

         While the Company believes its efforts are adequate to address its Year 2000 concerns, there can be no guarantee that full compliance will be achieved or that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and therefore will not have a material effect on the Company. The Company's expectations about the completion of its Year 2000 efforts, the related costs, and its assessment of the anticipated business, operational and financial risks to the Company are subject to a number of uncertainties and assumptions regarding future events including, among others, representations of third parties and the continued availability of trained personnel. This disclosure as well as the information previously filed by the Company regarding its Year 2000 readiness during the period January 1, 1996 to October 19, 1998 are designated as a Year 2000 readiness disclosure related to the Year 2000 Information and Readiness Disclosure Act.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Premiums

         The following table presents information related to consolidated written and earned premiums and reinsurance expense (in thousands):

                                                       Three months ended
                                                            March 31
                                                    ------------------------        Increase
                                                      1999            1998         (Decrease)
                                                    ------------------------       ----------

Direct and assumed premiums written                 $ 78,070        $ 56,361        $ 21,709
                                                    ========        ========        ========

Direct and assumed premiums earned                  $ 51,752        $ 46,915        $  4,837
Premiums ceded                                       (10,410)        (15,151)          4,741
                                                    --------        --------        --------
Net premiums earned                                 $ 41,342        $ 31,764        $  9,578
                                                    ========        ========        ========

         The change in direct and assumed premiums written was due to an increase in direct medical malpractice premiums of $8.3 million, an increase in assumed medical malpractice premiums of $7.2 million, an increase in assumed accident and health premiums of $4.1 million and a $1.1 million increase in direct accident and health premiums. The increase in assumed medical malpractice premiums included $4.2 million from the existing policies of the book of business acquired from MDA and MDIC, as discussed under Business Expansion in
Item II.

         The change in direct and assumed premiums earned is due to an increase in assumed reinsurance of $7.2 million, including amounts from MDA and MDIC of $1.9 million, an increase in direct medical malpractice of $1.1 million offset by decreases in direct accident and health premiums of $3.9 million.

The Company cedes reinsurance to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide capacity for additional growth. Premiums ceded are estimated based on the terms of the respective reinsurance agreements. The estimated expense is continually reviewed and any adjustments which become necessary are included in current operations. Amounts recoverable from reinsurers are estimated in a manner consistent with the loss liability associated with the reinsured policies. The decrease in premiums ceded for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 is principally due to the decrease in earned accident and health premiums, which are heavily ceded. The remaining decrease is due to a greater proportion of earned premiums in states where cession levels are lower. The Company continually reviews the levels of coverages ceded and the related costs.

Investment Income

The Company had consolidated net investment income of $9.6 million for the three months ended March 31, 1999, as compared to $9.7 million for the three months ended March 31, 1998. The decrease was due primarily to a lower yield offset by increased investing. The annualized average pre-tax investment yield for the quarter ended March 31, 1999 was 5.1% as compared to 5.7% for the quarter ended March 31,1998. The reduction in the investment yield was due to a shortening of the Company's investment portfolio in the latter half of 1998 and a slight increase in the proportion of the portfolio invested in non-taxable securities.

Losses

         Consolidated losses and loss adjustment expenses (losses) and the related loss ratios are summarized in the following table (dollars in thousands). The ratio for losses below is based on premiums earned; the ratio for net losses is based on net premiums earned.

                                                     Three months ended
                                        March 31, 1999                March 31, 1998
                                     ---------------------         ---------------------
                                                     Loss                          Loss
                                      Losses         Ratio          Losses         Ratio
                                     ---------------------         ---------------------

Losses                               $ 35,420           68%        $ 33,373           71%
                                                     =====                         =====
Reinsurance recoveries                 (9,045)                      (12,187)
                                     --------                      --------
Net losses                           $ 26,375           64%        $ 21,186           67%
                                     ========        =====         ========        =====


         Losses for both periods are principally based on the application of expected loss ratios to premiums earned. These loss ratios take into consideration prior loss experience, loss trends, the Company's loss retention levels, changes in frequency and severity of claims, and rates charged.

         The above loss ratios reflect improvement of loss development in prior years coverage of $13.2 million in 1999 and $9.0 million in 1998. However, as the Company continues its expansion efforts, the improvement of loss development for prior years could have a smaller or less favorable impact on the loss ratios of future years.


Other Income

         Other income increased by $500,000 for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The increase is principally attributable to increased capital gains realized upon the sale of securities during the first quarter of 1999 compared to the first quarter of 1998.

Underwriting, Acquisition, and Insurance Expenses

Underwriting, acquisition and insurance expenses are summarized in the following table (in thousands):

                                                                    Three months ended
                                                                          March 31
                                                                 ------------------------        Increase
                                                                   1999            1998         (Decrease)
                                                                 ------------------------       ----------

Underwriting, acquisition and insurance expenses
before reduction by ceding commissions earned                    $ 13,138        $  9,698        $  3,440

Ceding commissions earned                                          (2,466)         (1,422)         (1,044)
                                                                 --------        --------        --------
                                                                 $ 10,672        $  8,276        $  2,396
                                                                 ========        ========        ========

The increase in underwriting, acquisition and insurance expense is primarily due to amortization of increased policy acquisition costs associated with new business and increased costs from state guaranty assessments offset by additional ceding commissions earned. During 1999, as compared to 1998, a greater portion of the Company's earned premiums were subject to reinsurance treaties providing for ceding commissions, thereby increasing ceding commissions earned.

Income Taxes

The Company's effective tax rate was 25% for the three months ended March 31, 1999 and 22% for the three months ended March 31, 1998. These rates are lower than the statutory rate of 35% principally due to the effect of tax exempt investment income. The effective rate for 1999 was higher than the rate for 1998 because tax exempt income represented a smaller portion of total income.

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


                                                 Medical Assurance, Inc.




May 12, 1999                                     By: /s/ James J. Morello
                                                    ----------------------------
                                                 James J. Morello, Treasurer
                                                 (duly authorized officer and
                                                 principal financial officer)