Form 10-Q
period 1999-06-30
MEDICAL ASSURANCE INC
filed 1999-08-13
CIK 944492

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 1999 or

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of June 30, 1999, there were 23,003,463 shares of the registrant's common stock outstanding.

                                Table of Contents



Part I - Financial Information

   Item l. Condensed Consolidated Financial Statements (Unaudited) of Medical Assurance, Inc. and Subsidiaries

             Condensed Consolidated Balance Sheets............................3

             Condensed Consolidated Statements of Changes in Capital..........4

             Condensed Consolidated Statements of Income......................5

             Condensed Consolidated Statements of Cash Flows..................6

             Notes to Condensed Consolidated Financial Statements.............7

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations...................10

Part II - Other Information

   Item 6.   Exhibits and Reports on Form 8-K................................19

Signatures...................................................................19

                    Medical Assurance, Inc. and Subsidiaries

                Condensed Consolidated Balance Sheets (Unaudited)
                        (in thousands, except share data)

                                                                   JUNE 30         December 31
                                                                     1999             1998
                                                                 -----------------------------
ASSETS
Investments:
  Fixed maturities available for sale, at fair value             $   673,348       $   657,404
  Equity securities available for sale, at fair value                 43,618            44,124
  Real estate, net                                                    11,556            11,619
  Short-term investments                                              48,726            78,432
                                                                 -----------       -----------
Total investments                                                    777,248           791,579
Cash and cash equivalents                                             12,878             9,022
Premiums receivable                                                   67,229            59,949
Receivable from reinsurers                                           187,937           179,890
Prepaid reinsurance premiums                                          14,561            13,467
Deferred taxes                                                        34,285            26,897
Other assets                                                          47,307            51,435
                                                                 -----------       -----------
                                                                 $ 1,141,445       $ 1,132,239
                                                                 ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Policy liabilities and accruals:
   Reserve for losses and loss adjustment expenses               $   666,900       $   660,640
   Unearned premiums                                                  84,638            76,229
   Reinsurance premiums payable                                       37,913            42,596
                                                                 -----------       -----------
  Total policy liabilities                                           789,451           779,465
  Income taxes payable                                                 1,865             2,476
  Other liabilities                                                   23,810            26,118
                                                                 -----------       -----------
Total liabilities                                                    815,126           808,059

Commitments and contingencies                                             --                --

Stockholders' equity:
  Common stock, par value $1 per share; 100,000,000
   shares authorized; 23,901,249 and 23,899,983
     shares issued, respectively                                      23,901            23,900
  Additional paid-in capital                                         206,635           206,562
  Accumulated other comprehensive income, net of
   deferred taxes of $195 and $6,611, respectively                       363            12,277
  Retained earnings                                                  114,732            91,622
                                                                 -----------       -----------
                                                                     345,631           334,361
   Less treasury stock at cost, 897,786 and 587,033 shares,
     respectively                                                    (19,312)          (10,181)
                                                                 -----------       -----------
Total stockholders' equity                                           326,319           324,180
                                                                 -----------       -----------
                                                                 $ 1,141,445       $ 1,132,239
                                                                 ===========       ===========





See accompanying notes.

                    Medical Assurance, Inc. and Subsidiaries

       Condensed Consolidated Statements of Changes in Capital (Unaudited)
                                 (in thousands)


                                                                   Accumulated
                                                                      Other                         Other
                                                                   Comprehensive      Retained      Capital
                                                        Total         Income          Earnings      Accounts
                                                     ----------    -------------      --------      --------
Balance at December 31, 1998                         $ 324,180     $  12,277          $ 91,622      $220,281
Comprehensive income
 Net income                                             23,110                          23,110
 Other Comprehensive income, net of tax
  Unrealized losses on securities, net of
   reclassification adjustment of $886                 (11,914)      (11,914)
                                                     ---------
  Comprehensive income                                  11,196
Common stock issued for compensation                        36                                            36
Net purchases of treasury stock                         (9,093)                                       (9,093)
                                                     ---------     ---------          --------      --------
Balance at June 30, 1999                             $ 326,319     $     363          $114,732      $211,224
                                                     =========     =========          ========      ========


                                                                   Accumulated
                                                                      Other                         Other
                                                                   Comprehensive      Retained      Capital
                                                        Total         Income          Earnings      Accounts
                                                     ----------    -------------      --------      --------
Balance at December 31, 1997                         $287,188      $  14,704          $109,524      $162,960
Comprehensive income
 Net income                                            20,133                           20,133
 Other Comprehensive income, net of tax
  Unrealized losses on securities, net of
   reclassification adjustment of $2,376               (1,258)        (1,258)
                                                     ---------
 Comprehensive income                                  18,875
Common stock issued for compensation                        4                                              4
Net purchases of treasury stock                          (268)                                          (268)
                                                     ---------     ---------          --------      --------
Balance at June 30, 1998                             $305,799      $  13,446          $129,657      $162,696
                                                     =========     =========          ========      ========






See accompanying notes.

                    Medical Assurance, Inc. and Subsidiaries

             Condensed Consolidated Statements of Income (Unaudited)
                      (in thousands, except per share data)




                                                            Three Months Ended              Six Months Ended
                                                                June 30                        June 30
                                                         -----------------------       -------------------------
                                                           1999           1998            1999            1998
                                                         --------       --------       ---------       ---------
Revenues:
 Direct and assumed
  premiums written                                       $ 31,579       $ 48,364       $ 109,649       $ 104,725
                                                         ========       ========       =========       =========

 Premiums earned                                         $ 49,195       $ 48,055       $ 100,947       $  94,970
 Premiums ceded                                           (11,242)       (13,476)        (21,652)        (28,627)
                                                         --------       --------       ---------       ---------
 Net premiums earned                                       37,953         34,579          79,295          66,343
 Net investment income                                      9,765          9,732          19,376          19,420
 Other income                                                 838          1,900           2,233           2,787
                                                         --------       --------       ---------       ---------
Total revenues                                             48,556         46,211         100,904          88,550

Expenses:
 Losses and loss
  adjustment expenses                                      35,286         36,678          70,706          70,051
 Reinsurance recoveries                                   (12,292)       (13,588)        (21,337)        (25,775)
                                                         --------       --------       ---------       ---------
 Net losses and loss
  adjustment expenses                                      22,994         23,090          49,369          44,276
 Underwriting, acquisition
  and insurance expenses                                    9,615          7,747          20,287          16,023
                                                         --------       --------       ---------       ---------
Total expenses                                             32,609         30,837          69,656          60,299
                                                         --------       --------       ---------       ---------

Income before income taxes
 and cumulative effect of accounting change                15,947         15,374          31,248          28,251

Provision for income taxes:
 Current expense                                            4,184          2,273           9,070           4,146
 Deferred expense (benefit)                                   105          1,704            (932)          2,849
                                                         --------       --------       ---------       ---------
                                                            4,289          3,977           8,138           6,995
                                                         --------       --------       ---------       ---------
Income before cumulative effect of accounting
 change                                                    11,658         11,397          23,110          21,256

Cumulative effect of accounting change, net of tax             --             --              --          (1,123)
                                                         --------       --------       ---------       ---------

Net income                                               $ 11,658       $ 11,397       $  23,110       $  20,133
                                                         ========       ========       =========       =========


Basic and diluted earnings per share:
 Income before cumulative effect of accounting
  change                                                 $   0.51       $   0.48       $    1.00       $    0.90
 Cumulative effect of accounting change, net of tax            --             --              --           (0.05)
                                                         --------       --------       ---------       ---------
 Net income                                              $   0.51       $   0.48       $    1.00       $    0.85
                                                         ========       ========       =========       =========


Weighted average number
 of common shares
 outstanding--basic and diluted                            23,050         23,639          23,159          23,641
                                                         ========       ========       =========       =========



See accompanying notes.

                    Medical Assurance, Inc. and Subsidiaries

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                    Six Months Ended
                                                                        June 30
                                                                -------------------------
                                                                   1999            1998
                                                                ---------       ---------
OPERATING ACTIVITIES

Net cash provided by operating activities                       $  23,442       $  39,746

INVESTING ACTIVITIES
Purchases of fixed maturities available for sale                 (133,833)       (139,343)
Purchases of equity securities available for sale                  (6,787)         (9,113)
Proceeds from sale or maturities of fixed
  maturities  available for sale                                   96,743         127,678
Proceeds from sale of equity securities available for sale         10,162           3,222
Net decrease (increase) in short-term investments                  29,706            (412)
Other                                                              (6,347)         (2,999)
                                                                ---------       ---------

Net cash used in investing activities                             (10,356)        (20,967)

FINANCING ACTIVITIES
Purchases of treasury stock                                        (9,230)           (448)
                                                                ---------       ---------

Net cash used by financing activities                              (9,230)           (448)

Increase in cash and cash equivalents                               3,856          18,331

Cash and cash equivalents at beginning of period                    9,022          12,248
                                                                ---------       ---------

Cash and cash equivalents at end of period                      $  12,878       $  30,579
                                                                =========       =========




See accompanying notes.

                    Medical Assurance, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Medical Assurance, Inc. and its subsidiaries, together referred to as the Company. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the December 31, 1998 audited consolidated financial statements and accompanying notes.

The accompanying 1998 financial statements have been reclassified to conform to the 1999 presentation. These changes had no material effect on previously reported results of operations or shareholders' equity.


2. SEGMENT INFORMATION

The Company operates in the United States of America and in only one reportable industry segment, which is providing professional and general liability insurance for physicians and surgeons, dentists, hospitals, and others engaged in the delivery of health care.


3. INVESTMENTS

Proceeds from sales of investments in fixed maturities and equities available for sale were $76.2 million and $117.0 million for the six months ended June 30, 1999 and 1998, respectively. Gross realized gains on such sales were approximately $2.6 million for each of the six month periods ended June 30, 1999 and 1998; gross realized losses on such sales were approximately $1.2 million and $0.2 million, respectively. Realized gains and losses are included as a component of other income. The amortized cost of fixed maturities and equity securities available for sale was $716.4 million and $682.6 million at June 30, 1999 and December 31, 1998, respectively.

                    Medical Assurance, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


4. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The reserves for losses and loss adjustment expenses represent management's best estimate of the ultimate cost of all losses incurred but unpaid. Incurred losses and loss adjustment expenses for the six month periods ending June 30, 1999 and 1998 were principally based on the application of an expected loss ratio to premiums earned. These loss ratios take into consideration prior loss experience, loss trends, the Company's loss retention levels, changes in frequency and severity of claims and rates charged.

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


5. DEFERRED POLICY ACQUISITION COSTS

Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Amortization of deferred acquisition costs amounted to approximately $10.8 million and $6.6 million for the six months ended June 30, 1999 and 1998, respectively.

As is common practice within the industry, reinsurance ceding commissions are deducted from underwriting, acquisition, and insurance expenses and amounted to $4.0 million and $3.6 million for the six months ended June 30, 1999 and 1998, respectively.


6. INCOME TAXES

Income tax expense differs from the normal relationship to financial statement income principally because of tax-exempt interest income.

                    Medical Assurance, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


7. STOCKHOLDERS EQUITY AND EARNINGS PER SHARE

Medical Assurance, Inc. has 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At June 30, 1999, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

On December 3, 1998 the Board of Directors declared a 10% stock dividend. Cash was paid to shareholders for fractional shares. Earnings per share data for 1998 has been restated as if the above dividend had been declared on January 1, 1998.


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


LIQUIDITY AND CAPITAL RESOURCES

The payment of losses, loss adjustment expenses, and operating expenses in the ordinary course of business is currently the Company's principal need for liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided from these activities was sufficient during the first six months of 1999 to meet the Company's operating needs, and the Company believes those sources will be sufficient to meet its cash needs for operating purposes for at least the next twelve months. Prolonged and increasing levels of inflation could cause increases in the dollar amount of losses and loss adjustment expenses and may therefore adversely affect future reserve development. To minimize such risk, the Company (a) maintains what its management considers to be strong and adequate reinsurance, (b) conducts regular actuarial reviews to ensure, among other things, that reserves do not become deficient, and (c) maintains adequate asset liquidity.

The Company did not borrow any funds during the six months ended June 30, 1999 and 1998, and currently has no requirements indicating a need to borrow significant funds in the next twelve months. However, the need for additional capital may arise in order to achieve the Company's ultimate goal of expansion, as discussed in subsequent paragraphs. The Company continues to have available through a lending institution a line of credit in the amount of $40 million that could be used for these additional capital requirements. The Company is not charged a fee nor is it required to maintain compensating balances in connection with this line of credit.

The Company's Board of Directors has authorized the purchase of its common stock in the open market. In March 1999 the Board increased this authorization by $10 million; as of June 30, 1999 the total remaining purchase authorization was approximately $8.7 million. During the six months ended June 30, 1999 the Company purchased 315,500 shares of its stock.


BUSINESS EXPANSION

The Company, through The Medical Assurance Company, Inc. (formerly Mutual Assurance Inc.)(MAC), has been developing a marketing strategy to address the insurance needs of hospitals and vertically integrated health care providers. The Company expects organizations such as these to represent increasing market opportunities for professional liability and related insurance products because of the trend toward the consolidation of health care providers. In certain instances, MAC's surplus is a competitive factor in the "large account" market because its principal competitors are larger than those with whom MAC has historically had to compete.

In addition to its expansion into this growing market for "large accounts," the Company also intends to expand through the acquisition of or combination with, medical professional liability insurers that have a significant presence in states other than Alabama.

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


IMPACT OF YEAR 2000

The Company's comprehensive Year 2000 initiatives are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize the two digit year "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

In 1996, the Company committed to and began replacing substantially all of the software and hardware used in its core computer information system. The component systems that perform the critical functions of the new information system have now been tested for Year 2000 compliance. The Company believes that these systems, including both software and hardware, function properly with respect to dates in the year 2000 and beyond and that the Year 2000 issue does not pose significant problems for its core computer operations. Because Year 2000 compliance is incidental to the implementation of the new information system, costs specifically related to Year 2000 compliance have been minimal.

The Company is reliant on various third party business partners. The Company's own readiness for the year 2000 could be impacted by the readiness of these third parties. The Company has identified the third party relationships that it believes to be significant and has obtained information from the parties regarding their efforts and expectations related to Year 2000 compliance. To date, the Company is not aware of any third party issue that would materially impact the Company's results of operations, liquidity or capital resources.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998


Premiums

The following table presents information related to consolidated written and earned premiums and reinsurance expense (in thousands):

                                              Six Months Ended
                                                   June 30            Increase
                                              1999         1998      (Decrease)
                                            ---------------------    ----------
Direct and assumed premiums written         $109,649     $104,725     $ 4,924
                                            ========     ========     =======

Direct and assumed premiums earned          $100,947     $ 94,970     $ 5,977
Premiums ceded                               (21,652)     (28,627)      6,975
                                            --------     --------     -------
Net premiums earned                         $ 79,295     $ 66,343     $12,952
                                            ========     ========     =======


The largest component of the increase in direct and assumed premiums written was a $15.9 million increase in medical malpractice premiums, including $3.9 million assumed from the existing policies of the book of business acquired from MDA and MDIC, as discussed under Business Expansion in Item 2. Offsetting the increase in medical malpractice premiums was a $10.1 million decrease in accident and health premiums.

The largest component of the increase in direct and assumed premiums earned is a $11.5 million increase in medical malpractice premiums. As with written premiums, the increase in earned medical malpractice premiums includes $3.1 million from MDA and MDIC. Offsetting the medical malpractice increase was a $5.4 million decrease in accident and health premiums.

Accident and health premiums are heavily reinsured; volume fluctuations in direct accident and health premiums are largely offset by similar fluctuations in ceded accident and health premiums.

The Company cedes reinsurance to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide capacity for additional growth. Premiums ceded are estimated based on the terms of the respective reinsurance agreements. The estimated expense is continually reviewed and any adjustments that become necessary are included in current operations. Amounts recoverable from reinsurers are estimated in a manner consistent with the loss liability associated with the reinsured policies. The decrease in premiums ceded for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 is principally due to the decrease in earned accident and health premiums, which are heavily ceded. The remaining decrease is due to a greater proportion of earned premiums in states where cession levels are lower. The Company continually reviews the levels of coverage ceded and the related costs.

Investment Income

The Company's consolidated net investment income was at $19.4 million for each of the six month periods ended June 30, 1999 and 1998. The annualized average pre-tax investment yield for the six months ended June 30, 1999 was 5.2% as compared to 5.7% for the six months ended June 30, 1998. The reduction in the investment yield was due to a shortening of the Company's investment portfolio in the later half of 1998 and an increase in the proportion of the portfolio invested in non-taxable securities.

Losses

Consolidated losses and loss adjustment expenses (losses) and the related loss ratios are summarized in the following table (dollars in thousands). The ratio for losses below is based on premiums earned; the ratio for net losses is based on net premiums earned.

                                                  Six Months Ended
                                       June 30, 1999            June 30, 1998
                                   ------------------       --------------------
                                                 Loss                      Loss
                                    Losses      Ratio        Losses        Ratio
                                    ------      -----        ------        -----
Losses                             $ 70,706       70%       $ 70,051        74%
                                                  ==                        ==
Reinsurance recoveries              (21,337)                 (25,775)
                                   --------                 --------
Net losses                         $ 49,369       62%       $ 44,276        67%
                                   ========       ==        ========        ==


Losses for both periods are principally based on the application of expected loss ratios to premiums earned. These loss ratios take into consideration prior loss experience, loss trends, the Company's loss retention levels, changes in frequency and severity of claims, and rates charged.

The above loss ratios reflect improvement of loss development in prior years' coverage of $26.5 million in 1999 and $18.0 million in 1998. However, as the Company continues its expansion efforts, the improvement of loss development for prior years could have a smaller or less favorable impact on the loss ratios of future years.


Other Income

Other income decreased by approximately $554,000 for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The change is principally attributable to decreased capital gains realized upon the sale of securities during the first half of 1999 compared to the first half of 1998.

Underwriting, Acquisition, and Insurance Expenses

Underwriting, acquisition and insurance expenses are summarized in the following table (in thousands):

                                                                 Six Months Ended
                                                                      June 30
                                                           -----------------------------            Increase
                                                              1999              1998               (Decrease)
                                                           -----------------------------          ------------

Underwriting, acquisition and insurance
   expenses before reduction by ceding
   commissions earned                                      $     24,284     $     19,589          $      4,695
Ceding commissions earned                                        (3,997)          (3,566)                 (431)
                                                           ------------     ------------          ------------
                                                           $     20,287     $     16,023          $      4,264
                                                           ============     ============          ============


The increase in underwriting, acquisition and insurance expense is primarily due to amortization of increased policy acquisition costs associated with new business offset by additional ceding commissions earned. During 1999, as compared to 1998, a greater portion of the Company's earned premiums were subject to reinsurance treaties providing for ceding commissions, thereby increasing ceding commissions earned.


Income Taxes

The Company's effective tax rates of 26% and 24% for the six months ended June 30, 1999 and 1998, respectively, are lower than the statutory rate of 35% principally due to the effect of tax exempt investment income. The effective rate for 1999 was higher than the rate for 1998 because tax exempt income represented a smaller portion of total income.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998


Premiums

The following table presents information related to consolidated written and earned premiums and reinsurance expense (in thousands):

                                                                Three Months Ended
                                                                      June 30
                                                           -----------------------------            Increase
                                                              1999              1998               (Decrease)
                                                           -----------------------------          ------------
Direct and assumed premiums written                        $     31,579     $     48,364          $    (16,785)
                                                           ============     ============           ===========

Direct and assumed premiums earned                         $     49,195     $     48,055          $      1,140
Premiums ceded                                                  (11,242)         (13,476)                2,234
                                                           ------------     ------------          ------------
Net premiums earned                                        $     37,953     $     34,579          $      3,374
                                                           ============     ============          ============


Direct premiums for the Company's primary businesses, medical, dental and facility liability, increased $1 million over the same period last year. This gain was offset by other decreases, primarily a $15.0 million decrease in accident and health premiums and a $1.6 million decrease in multi-line premiums.

The increase in direct and assumed premiums earned is primarily comprised of a $5.2 million increase in medical malpractice premiums, offset by a $3.4 million decrease in accident and health premiums. The increase in earned medical malpractice premiums includes $1.3 million from the existing policies of the book of business acquired from MDA and MDIC, as discussed under Business Expansion in Item 2.

Accident and health premiums are heavily reinsured; volume fluctuations in direct accident and health premiums are largely offset by similar fluctuations in ceded accident and health premiums.

The Company cedes reinsurance to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide capacity for additional growth. Premiums ceded are estimated based on the terms of the respective reinsurance agreements. The estimated expense is continually reviewed and any adjustments that become necessary are included in current operations. Amounts recoverable from reinsurers are estimated in a manner consistent with the loss liability associated with the reinsured policies. The decrease in premiums ceded for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 is principally due to the decrease in earned accident and health premiums, which are heavily ceded. The remaining decrease is due to a greater proportion of earned premiums in states where cession levels are lower. The Company continually reviews the levels of coverage ceded and the related costs.

Investment Income

The Company had consolidated net investment income of $9.8 million for the three months ended June 30, 1999, as compared to $9.7 million for the three months ended June 30, 1998. The annualized pre-tax investment yield for the three months ended June 30, 1999 was 5.2% compared to 5.7% for the comparable period in 1998. The reduction in the investment yield was due to a shortening of the Company's investment portfolio in the later half of 1998 and an increase in the proportion of the portfolio invested in non-taxable securities.

Losses

Consolidated losses and loss adjustment expenses (losses) and the related loss ratios are summarized in the following table (dollars in thousands). The ratio for losses below is based on premiums earned; the ratio for net losses is based on net premiums earned.

                                                       Three Months Ended
                                         June 30, 1999                  June 30, 1998
                                     ---------------------        ------------------------
                                                      Loss                           Loss
                                        Losses        Ratio           Losses         Ratio
                                     ------------     -----       ------------       -----
Losses                               $     35,286       72%       $     36,678        76%
                                                        ==                            ==
Reinsurance recoveries                    (12,292)                     (13,588)
                                     ------------                 ------------
Net losses                           $     22,994       61%       $     23,090        67%
                                     ============       ==        ============        ==

Losses for both periods are principally based on the application of expected loss ratios to premiums earned. These loss ratios take into consideration prior loss experience, loss trends, the Company's loss retention levels, changes in frequency and severity of claims, and rates charged.

The above loss ratios reflect improvement of loss development in prior years' coverage of $13.3 million in 1999 and $9.0 million in 1998. However, as the Company continues its expansion efforts, the improvement of loss development for prior years could have a smaller or less favorable impact on the loss ratios of future years.

Other Income

Other income decreased by $1.1 million for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. The decrease is principally attributable to reduced capital gains realized upon the sale of securities during the second quarter of 1999 compared to the second quarter of 1998.

Underwriting, Acquisition, and Insurance Expenses

Underwriting, acquisition and insurance expenses are summarized in the following table (in thousands):

                                                                Three Months Ended
                                                                      June 30
                                                           -----------------------------            Increase
                                                              1999              1998               (Decrease)
                                                           -----------------------------          ------------

Underwriting, acquisition and insurance
   expenses before reduction by
   ceding commissions earned                               $     11,146     $      9,169          $      1,977
Ceding commissions earned                                        (1,531)          (1,422)                 (109)
                                                           ------------     ------------          ------------
                                                           $      9,615     $      7,747          $      1,868
                                                           ============     ============          ============


The increase in underwriting, acquisition and insurance expense is primarily due to amortization of increased policy acquisition costs associated with new business offset by additional ceding commissions earned. During 1999, as compared to 1998, a greater portion of the Company's earned premiums were subject to reinsurance treaties providing for ceding commissions, thereby increasing ceding commissions earned.


Income Taxes

The Company's effective tax rates of 27% for the three months ended June 30, 1999 and 26% for the comparable period in 1998 are lower than the statutory rate of 35% principally due to the effect of tax exempt investment income. The effective rate for 1999 was higher than the rate for 1998 because tax exempt income represented a smaller portion of total income.


FORWARD LOOKING STATEMENTS

This discussion contains historical information, as well as forward-looking statements (identified by words such as, but not limited to, "believe," "expect," "intend," "anticipate," "estimate," and other analogous expressions) that are based upon the Company's estimates and anticipation of future events that are subject to certain risks and uncertainties that could cause actual results to vary materially from the expected results described in the forward-looking statements. The Company's expectations regarding earnings, losses, the retention of current business, expansion of product lines, Year 2000 compliance and development of business in new geographical areas depend on a variety of factors, including economic, competitive and market conditions which may be beyond the Company's control and are thus difficult or impossible to predict. In view of the many uncertainties inherent in the forward-looking statements made in this document, the inclusion of such information should not be taken as representation by the Company or any other person that the Company's objectives or plans will be realized.

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


                                                Medical Assurance, Inc.




  August 12, 1999                               By: /s/ James J. Morello
                                                    ---------------------------
                                                James J. Morello, Treasurer
                                                (duly authorized officer and
                                                principal financial officer)