Form 10-Q
period 1999-09-30
MEDICAL ASSURANCE INC
filed 1999-11-12
CIK 944492

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number 0-19439


                             Medical Assurance, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                      63-1137505
-------------------------------            ------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation of organization)

100 Brookwood Place, Birmingham, AL                    35209
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

As of September 30, 1999, there were 22,401,561 shares of the registrant's common stock outstanding.

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

             Condensed Consolidated Statements of Income.......................................................5

             Condensed Consolidated Statements of Cash Flows...................................................6

             Notes to Condensed Consolidated Financial Statements..............................................7

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................................................10

Part II - Other Information

   Item 6.   Exhibits and Reports on Form 8-K.................................................................19

Signatures....................................................................................................19

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              September 30          December 31
                                                                                  1999                  1998
                                                                              ------------          -----------
ASSETS
Investments:
     Fixed maturities available for sale, at fair value                        $   648,238           $   657,404
     Equity securities available for sale, at fair value                            43,227                44,124
     Real estate, net                                                               11,503                11,619
     Short-term investments                                                         48,896                78,432
                                                                               -----------           -----------
Total investments                                                                  751,864               791,579
Cash and cash equivalents                                                           23,015                 9,022
Premiums receivable                                                                 57,360                59,949
Receivable from reinsurers                                                         190,252               179,890
Prepaid reinsurance premiums                                                        10,533                13,467
Deferred taxes                                                                      33,472                26,897
Other assets                                                                        50,532                51,435
                                                                               -----------           -----------
                                                                               $ 1,117,028           $ 1,132,239
                                                                               ===========           ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Policy liabilities and accruals:
        Reserve for losses and loss adjustment expenses                        $   652,472           $   660,640
        Unearned premiums                                                           79,302                76,229
        Reinsurance premiums payable                                                36,386                42,596
                                                                               -----------           -----------
     Total policy liabilities                                                      768,160               779,465
     Other liabilities                                                              29,571                28,594
                                                                               -----------           -----------
Total liabilities                                                                  797,731               808,059

Commitments and contingencies                                                           --                    --

Stockholders' equity:
     Common stock, par value $1 per share; 100,000,000
        shares authorized; 23,901,675 and 23,899,983
           shares issued, respectively                                              23,902                23,900
     Additional paid-in capital                                                    206,645               206,562
     Accumulated other comprehensive income (loss), net of
        deferred taxes (benefit) of $(1,185) and $6,611, respectively               (2,201)               12,277
     Retained earnings                                                             125,877                91,622
                                                                               -----------           -----------
                                                                                   354,223               334,361
        Less treasury stock at cost, 1,500,114 and 587,033 shares,
           respectively                                                            (34,926)              (10,181)
                                                                               -----------           -----------
Total stockholders' equity                                                         319,297               324,180
                                                                               -----------           -----------
                                                                               $ 1,117,028           $ 1,132,239
                                                                               ===========           ===========





See accompanying notes.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (UNAUDITED)
                                 (IN THOUSANDS)



                                                                   Accumulated
                                                                      Other                        Other
                                                                   Comprehensive    Retained      Capital
                                                       Total          Income        Earnings      Accounts
                                                     ---------       ---------      --------      --------
Balance at December 31, 1998                         $ 324,180       $ 12,277       $ 91,622      $220,281

Comprehensive income
     Net income                                         34,255                        34,255
     Other comprehensive income, net of tax
        Unrealized losses on securities, net of
           reclassification adjustment of $936         (14,478)       (14,478)
                                                     ---------
     Comprehensive income                               19,777

Common stock issued for compensation                        85                                          85

Net purchases of treasury stock                        (24,745)                                    (24,745)

                                                     ---------       --------       --------      --------
Balance at September 30, 1999                        $ 319,297       $ (2,201)      $125,877      $195,621
                                                     =========       ========       ========      ========




                                                                   Accumulated
                                                                      Other                        Other
                                                                   Comprehensive    Retained      Capital
                                                       Total          Income        Earnings      Accounts
                                                     ---------       ---------      --------      --------

Balance at December 31, 1997                         $ 287,188       $ 14,704       $109,524      $162,960

Comprehensive income
     Net income                                         33,669                        33,669
     Other comprehensive income, net of tax
        Unrealized gains on securities, net of
           reclassification adjustment of $6,620           144            144
                                                     ---------
     Comprehensive income                               33,813

Common stock issued for compensation                        16                                          16

Net purchases of treasury stock                         (6,352)                                     (6,352)
                                                     ---------       --------       --------      --------
Balance at September 30, 1998                        $ 314,665       $ 14,848       $143,193      $156,624
                                                     =========       ========       ========      ========


See accompanying notes.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                               Three Months Ended             Nine Months Ended
                                                                  September 30                   September 30
                                                             -----------------------       -------------------------
                                                               1999           1998           1999            1998
                                                             --------       --------       ---------       ---------
Revenues:
     Direct and assumed
        premiums written                                     $ 44,301       $ 43,319       $ 153,950       $ 148,044
                                                             ========       ========       =========       =========

     Premiums earned                                         $ 49,930       $ 49,510       $ 150,877       $ 144,480
     Premiums ceded                                           (12,185)       (11,834)        (33,837)        (40,461)
                                                             --------       --------       ---------       ---------
     Net premiums earned                                       37,745         37,676         117,040         104,019
     Net investment income                                     10,087         10,157          29,463          29,577
     Other income                                                 683          4,899           2,916           7,686
                                                             --------       --------       ---------       ---------
Total revenues                                                 48,515         52,732         149,419         141,282

Expenses:
     Losses and loss
        adjustment expenses                                    32,149         37,850         102,855         107,901
     Reinsurance recoveries                                    (9,464)       (11,984)        (30,801)        (37,759)
                                                             --------       --------       ---------       ---------
     Net losses and loss
        adjustment expenses                                    22,685         25,866          72,054          70,142
     Underwriting, acquisition
        and insurance expense                                  10,784          8,342          31,071          24,365
                                                             --------       --------       ---------       ---------
Total expenses                                                 33,469         34,208         103,125          94,507
                                                             --------       --------       ---------       ---------

Income before income taxes
     and cumulative effect of accounting change                15,046         18,524          46,294          46,775

Provision for income taxes:
     Current expense                                            1,707          2,853          10,777           6,999
     Deferred expense                                           2,194          2,135           1,262           4,984
                                                             --------       --------       ---------       ---------
                                                                3,901          4,988          12,039          11,983
                                                             --------       --------       ---------       ---------
Income before cumulative effect of accounting
     change                                                    11,145         13,536          34,255          34,792

Cumulative effect of accounting change, net of tax               -              -              -              (1,123)
                                                             --------       --------       ---------       ---------

Net income                                                   $ 11,145       $ 13,536       $  34,255       $  33,669
                                                             ========       ========       =========       =========


Basic and diluted earnings per share:
     Income before cumulative effect of accounting
        change                                               $   0.49       $   0.57       $    1.49       $    1.47
     Cumulative effect of accounting change, net of tax          -              -              -               (0.05)
                                                             --------       --------       ---------       ---------
     Net income                                              $   0.49       $   0.57       $    1.49       $    1.42
                                                             ========       ========       =========       =========


Weighted average number
     of common shares
     outstanding--basic and diluted                            22,782         23,613          23,031          23,633
                                                             ========       ========       =========       =========




See accompanying notes.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          Nine Months Ended
                                                                            September 30
                                                                    -----------------------------
                                                                      1999                1998
                                                                    ---------           ---------
OPERATING ACTIVITIES

Net cash provided by operating activities                           $  30,079           $  76,496

INVESTING ACTIVITIES
Purchases of fixed maturities available for sale                     (152,519)           (248,029)
Purchases of equity securities available for sale                     (13,518)            (10,861)
Proceeds from sale or maturities of fixed
     maturities available for sale                                    137,420             225,568
Proceeds from sale of equity securities available for sale             15,919               9,746
Net decrease (increase) in short-term investments                      29,567             (13,030)
Other                                                                  (8,436)             (3,124)
                                                                    ---------           ---------

Net cash provided (used) by investing activities                        8,433             (39,730)

FINANCING ACTIVITIES
Purchases of treasury stock                                           (24,519)             (2,672)
                                                                    ---------           ---------

Net cash used by financing activities                                 (24,519)             (2,672)
                                                                    ---------           ---------

Increase in cash and cash equivalents                                  13,993              34,094

Cash and cash equivalents at beginning of period                        9,022              12,248
                                                                    ---------           ---------

Cash and cash equivalents at end of period                          $  23,015           $  46,342
                                                                    =========           =========

See accompanying notes.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Medical Assurance, Inc. and its subsidiaries, together referred to as the Company. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the December 31, 1998 audited consolidated financial statements and accompanying notes.

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


3. INVESTMENTS

Proceeds from sales of investments in fixed maturities and equities available for sale were $107.0 million and $209.3 million for the nine months ended September 30, 1999 and 1998, respectively. Gross realized gains on such sales were approximately $3.1 and $6.6 million for the nine months ended September 30, 1999 and 1998, respectively. Gross realized losses on such sales were approximately $1.7 million and $333,000, respectively. Realized gains and losses are included as a component of other income. The amortized cost of fixed maturities and equity securities available for sale was $694.9 million and $682.6 million at September 30, 1999 and December 31, 1998, respectively.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The reserve for losses and loss adjustment expenses represents management's best estimate of the ultimate cost of all losses incurred but unpaid. Incurred losses and loss adjustment expenses for the nine months ended September 30, 1999 and 1998 were principally based on the application of an expected loss ratio to premiums earned. These loss ratios take into consideration prior loss experience, loss trends, the Company's loss retention levels, changes in frequency and severity of claims and rates charged.

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


5. DEFERRED ACQUISITION COSTS

Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Amortization of deferred acquisition costs amounted to approximately $16.9 million and $10.5 million for the nine months ended September 30, 1999 and 1998, respectively.

As is common practice within the industry, reinsurance ceding commissions are deducted from underwriting, acquisition, and insurance expenses and amounted to $6.5 million and $7.4 million for the nine months ended September 30, 1999 and 1998, respectively.


6. INCOME TAXES

Income tax expense differs from the normal relationship to financial statement income principally because of tax-exempt interest income.

                    Medical Assurance, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


7. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

Medical Assurance, Inc. has 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At September 30, 1999, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

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


LIQUIDITY AND CAPITAL RESOURCES

The payment of losses, loss adjustment expenses, and operating expenses in the ordinary course of business is currently the Company's principal need for liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided from these activities was sufficient during the first nine months of 1999 to meet the Company's operating needs, and the Company believes those sources will be sufficient to meet its cash needs for operating purposes for at least the next twelve months. Prolonged and increasing levels of inflation could cause increases in the dollar amount of losses and loss adjustment expenses and may therefore adversely affect future reserve development. To minimize such risk, the Company (a) maintains what its management considers to be strong and adequate reinsurance, (b) conducts regular actuarial reviews to ensure, among other things, that reserves do not become deficient, and (c) maintains adequate asset liquidity.

The Company did not borrow any funds during the nine months ended September 30, 1999 and 1998, and currently has no requirements indicating a need to borrow significant funds in the next twelve months. However, the need for additional capital may arise in order to achieve the Company's goal of expansion. The Company continues to have available through a lending institution a line of credit in the amount of $40 million that could be used for these additional capital requirements. The Company is not charged a fee nor is it required to maintain compensating balances in connection with this line of credit.

The Company's portfolio of fixed maturities and equity securities is classified as available-for-sale and is carried at fair value, as discussed in Note 1 of the notes to the December 31, 1998 audited consolidated financial statements. At September 30, 1999 the fair value of fixed maturities and equity securities was $3.4 million less than the amortized cost of those securities. At December 31, 1998 the fair value of fixed maturities and equity securities was $18.8 million more than the amortized cost of those securities. The $22.2 million reduction in fair value at September 30, 1999 as compared to December 31, 1998 is primarily due to the impact of higher market interest rates at September 30, 1999 on the fair value of fixed maturities.

The Company's Board of Directors has authorized the purchase of its common stock in the open market. The Board increased this authorization by $10 million in March 1999 and by an additional $10 million in August 1999. As of September 30, 1999 the total remaining purchase authorization was approximately $3.1 million. During the nine months ended September 30, 1999 the Company purchased 917,479 shares of its stock at a cost of $24.8 million.

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998


Premiums

The following table presents information related to consolidated written and earned premiums and reinsurance expense (in thousands):

                                                                 Nine Months Ended
                                                                   September 30                     Increase
                                                              1999              1998               (Decrease)
                                                           -----------------------------          ------------
Direct and assumed premiums written                        $    153,950     $    148,044          $      5,906
                                                           ============     ============          ============

Direct and assumed premiums earned                         $    150,877     $    144,480          $      6,397
Premiums ceded                                                  (33,837)         (40,461)                6,624
                                                           -------------    ------------          ------------
Net premiums earned                                        $    117,040     $    104,019          $     13,021
                                                           ============     ============          ============


The largest component of the increase in direct and assumed premiums written was a $16.9 million increase in medical malpractice premiums. The increase in medical malpractice premiums includes assumed premiums of $3.9 million from the existing policies of the book of business acquired from MDA and MDIC, as discussed under Liquidity and Capital Resources in Item 2, an increase in other assumed medical malpractice premiums of $1.4 million, and $4.8 million of additional direct premiums originating from the book of business purchased from MDA. Offsetting the increase in medical malpractice premiums was a $12.2 million decrease in accident and health premiums.

The largest component of the increase in direct and assumed premiums earned is an $11.4 million increase in medical malpractice premiums. The increase in earned medical malpractice premiums includes $5.0 million related to the MDA book of business and a 3.9 million increase in other assumed medical malpractice premiums. The increase in earned medical malpractice premiums was offset by a $5.6 million decrease in earned accident and health premiums.

Historically, the Company writes accident and health premiums from time to time. Direct accident and health premiums are heavily reinsured; volume fluctuations in direct accident and health premiums are largely offset by similar fluctuations in ceded accident and health premiums. Earnings on direct accident and health premiums are primarily derived from fee and commission income.

The Company cedes reinsurance to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide capacity for additional growth. Premiums ceded are estimated based on the terms of the respective reinsurance agreements. The estimated expense is continually reviewed and any adjustments that become necessary are included in current operations. Amounts recoverable from reinsurers are estimated in a manner consistent with the loss liability associated with the reinsured policies. The decrease in premiums ceded for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 is principally due to the decrease in earned accident and health premiums, which are heavily ceded. The remaining decrease is due to a greater proportion of premiums earned in states where cession levels are lower. The Company continually reviews the levels of coverage ceded and the related costs.

Investment Income

The Company's consolidated net investment income was $29.5 million and $29.6 million, for the nine months ended September 30, 1999 and 1998, respectively. The annualized average pre-tax investment yield for the nine months ended September 30, 1999 was 5.2% as compared to 5.7% for the nine months ended September 30, 1998. The reduction in the average yield is primarily due to a shortening of the Company's investment portfolio in the later half of 1998 and an increase in the proportion of the portfolio invested in tax-exempt securities. The dollar amount of investment income was relatively unchanged between the two periods because the reduction in the average yield was offset by higher average invested funds during 1999 as compared to 1998.

During the nine months ended September 30, 1999 the Company repurchased $24.8 million of its own stock, of which $15.6 million was repurchased during the third quarter. Most of the third quarter purchases occurred during the last half of the quarter, and thus will have a greater impact on average invested funds for the remainder of 1999.

Losses

Consolidated losses and loss adjustment expenses (losses) and the related loss ratios are summarized in the following table (dollars in thousands). The ratio for losses below is based on premiums earned; the ratio for net losses is based on net premiums earned.

                                                                             Nine Months Ended
                                                              September 30, 1999            September 30, 1998
                                                              ------------------            ------------------

                                                                            Loss                           Loss
                                                              Losses        Ratio           Losses         Ratio
                                                              ------        -----           ------         -----

Losses                                                     $    102,855       68%       $    107,901        75%
                                                                              ==                            ==
Reinsurance recoveries                                          (30,801)                     (37,759)
                                                           ------------                 ------------
Net losses                                                 $     72,054       62%       $     70,142        67%
                                                           ============       ==        ============        ==


Losses for both periods are principally based on the application of expected loss ratios to premiums earned. These loss ratios give effect to improvement of loss development in prior years' coverage of $41.4 million in 1999 and $31.0 million in 1998. However, as the Company continues its expansion efforts, the improvement of loss development for prior years could have a smaller or less favorable impact on the loss ratios of future years.


Other Income

Other income decreased by approximately $4.8 million for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The change is attributable to decreased capital gains realized upon the sale of securities during 1999 as compared to the same period in 1998.

Underwriting, Acquisition, and Insurance Expenses

Underwriting, acquisition and insurance expenses are summarized in the following table (in thousands):

                                                                 Nine Months Ended
                                                                   September 30                    Increase
                                                              1999              1998              (Decrease)
                                                           -----------------------------          -----------
Underwriting, acquisition and insurance
   expenses before reduction by ceding
   commissions earned                                      $     37,543     $     31,760          $      5,783
Ceding commissions earned                                        (6,472)          (7,395)                  923
                                                           ------------     ------------          ------------
                                                           $     31,071     $     24,365          $      6,706
                                                           ============     ============          ============


The increase in underwriting, acquisition and insurance expense is primarily due to amortization of increased policy acquisition costs associated with new business. The decrease in ceding commissions earned is principally due to lower ceded accident and health premiums.


Income Taxes

The Company's effective tax rate of 26% for both nine month periods ended September 30, 1999 and 1998 was lower than the statutory rate of 35% principally due to the effect of tax-exempt investment income.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998


Premiums

The following table presents information related to consolidated written and earned premiums and reinsurance expense (in thousands):

                                                                Three Months Ended
                                                                   September 30                      Increase
                                                              1999              1998                (Decrease)
                                                           -----------------------------            ----------
Direct and assumed premiums written                        $     44,301     $     43,319          $        982
                                                           ============     ============           ===========

Direct and assumed premiums earned                         $     49,930     $     49,510          $        420
Premiums ceded                                                  (12,185)         (11,834)                 (351)
                                                           ------------     ------------          ------------
Net premiums earned                                        $     37,745     $     37,676          $         69
                                                           ============     ============          ============


The increase in direct and assumed premiums written is the net of a $1.0 million increase in medical malpractice premiums (of which approximately $2.4 million is attributable to direct premiums originating from the book of business purchased from MDA,) a $2.1 million increase in multi-line premiums (primarily workers compensation) and a $2.2 million decrease in accident and health premiums.

The increase in direct and assumed premiums earned is due to increases in direct medical malpractice and multi-line premiums (primarily workers compensation) offset by decreases in accident and health premiums and assumed medical malpractice premiums. Third quarter 1999 earned premiums include $1.3 million related to the book of business purchased from MDA.

Historically, the Company writes accident and health premiums from time to time. Direct accident and health premiums are heavily reinsured; volume fluctuations in direct accident and health premiums are largely offset by similar fluctuations in ceded accident and health premiums. Earnings on direct accident and health premiums are primarily derived from fee and commission income.

The Company cedes reinsurance to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide capacity for additional growth. Premiums ceded are estimated based on the terms of the respective reinsurance agreements. The estimated expense is continually reviewed and any adjustments that become necessary are included in current operations. Amounts recoverable from reinsurers are estimated in a manner consistent with the loss liability associated with the reinsured policies. The slight increase in premiums ceded for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 is due to proportional variations in the related premiums earned. The Company continually reviews the levels of coverage ceded and the related costs.

Investment Income

The Company had consolidated net investment income of $10.1 million for the three months ended September 30, 1999, as compared to $10.2 million for the three months ended September 30, 1998. The annualized pre-tax investment yield for the three months ended September 30, 1999 was 5.4% compared to 5.6% for the comparable period in 1998. The reduction in the investment yield was due to a shortening of the Company's investment portfolio in the later half of 1998 and an increase in the proportion of the portfolio invested in tax-exempt securities.


Losses

Consolidated losses and loss adjustment expenses (losses) and the related loss ratios are summarized in the following table (dollars in thousands). The ratio for losses below is based on premiums earned; the ratio for net losses is based on net premiums earned.

                                                                            Three Months Ended
                                                             September 30, 1999            September 30, 1998
                                                             ------------------            ------------------
                                                                            Loss                           Loss
                                                              Losses        Ratio           Losses         Ratio
                                                           ------------     -----       -----------        -----
Losses                                                     $     32,149       64%       $     37,850        77%
                                                                              ==                            ==
Reinsurance recoveries                                           (9,464)                     (11,984)
                                                           ------------                 ------------
Net losses                                                 $     22,685       60%       $     25,866        69%
                                                           ============       ==        ============        ==

Losses for both periods are principally based on the application of expected loss ratios to premiums earned. These loss ratios give effect to improvement of loss development in prior years' coverage of $14.9 million in 1999 and $13.0 million in 1998. However, as the Company continues its expansion efforts, the improvement of loss development for prior years could have a smaller or less favorable impact on the loss ratios of future years.


Other Income

Other income decreased by $4.2 million for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. The decrease is attributable to reduced capital gains realized upon the sale of securities during the third quarter of 1999 compared to the third quarter of 1998.

Underwriting, Acquisition, and Insurance Expenses

Underwriting, acquisition and insurance expenses are summarized in the following table (in thousands):

                                                                Three Months Ended
                                                                   September 30
                                                           -----------------------------            Increase
                                                              1999              1998               (Decrease)
                                                           -----------------------------           ----------
Underwriting, acquisition and insurance
   expenses before reduction by
   ceding commissions earned                               $     13,259     $     12,171          $      1,088
Ceding commissions earned                                        (2,475)          (3,829)                1,354
                                                           ------------     ------------          ------------
                                                           $     10,784     $      8,342          $      2,442
                                                           ============     ============          ============


The increase in underwriting, acquisition and insurance expenses is primarily due to amortization of increased policy acquisition costs. The decrease in ceding commissions earned is related to decreased accident and health premiums in 1999 as compared to 1998.



Income Taxes

The Company's effective tax rates of 26% for the three months ended September 30, 1999 and 27% for the comparable period in 1998 are lower than the statutory rate of 35% principally due to the effect of tax-exempt investment income. The effective rate for 1999 was lower than the rate for 1998 because tax-exempt income represented a greater portion of total income.


FORWARD LOOKING STATEMENTS

This discussion contains historical information, as well as forward-looking statements (identified by words such as, but not limited to, "believe," "expect," "intend," "anticipate," "estimate," and other analogous expressions) that are based upon the Company's estimates and anticipation of future events that are subject to certain risks and uncertainties that could cause actual results to vary materially from the expected results described in the forward-looking statements. The Company's expectations regarding earnings, losses, the retention of current business, expansion of product lines, Year 2000 compliance, and development of business in new geographical areas depend on a variety of factors, including economic, competitive and market conditions which may be beyond the Company's control and are thus difficult or impossible to predict. In view of the many uncertainties inherent in the forward-looking statements made in this document, the inclusion of such information should not be taken as representation by the Company or any other person that the Company's objectives or plans will be realized.

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


                                           Medical Assurance, Inc.




  November 12, 1999                        By: /s/ James J. Morello
                                               ---------------------------
                                               James J. Morello, Treasurer
                                              (duly authorized officer and
                                               principal financial officer)