Form 10-K
period 1999-12-31
MEDICAL ASSURANCE INC
filed 2000-03-28
CIK 944492

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1999, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ________ to _________.


Commission file number: 001-12129


                            Medical Assurance, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                        63-1137505
------------------------                  ------------------------------------
(State of incorporation                   (I.R.S. Employer Identification No.)
 or organization)


  100 Brookwood Place,  Birmingham, AL                   35209
---------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


                                 (205) 877-4400
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
         Title of Each Class                             On Which Registered
         -------------------                           -----------------------

Common Stock, par value $1.00 per share                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                     None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant at March 1, 2000 was $413,887,175.

As of March 1, 2000, the registrant had outstanding approximately 23,398,414 shares of its common stock.

                                             Exhibit Index at page 56
                                             Page 1 of 62 pages

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

         (ix) The Medical Assurance, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 001-12129) is incorporated herein by reference into Part IV of this report.

         (x) The definitive proxy statement for the 2000 Annual Meeting of the Stockholders of Medical Assurance, Inc. is incorporated by reference into Part III of this report.

                                     PART 1


ITEM 1.  BUSINESS OF THE COMPANY

         Medical Assurance, Inc. ("MAI") was incorporated in the state of Delaware on February 8, 1995 by its sole incorporator, The Medical Assurance Company, Inc. (known as Mutual Assurance, Inc. until a name change in 1999), an Alabama stock insurer ("MA-Alabama "), to serve as a holding company for MA-Alabama and its subsidiaries. MAI is the holder of one-hundred percent
(100%) of the capital stock of MA-Alabama, Medical Assurance of West Virginia, Inc., a West Virginia stock insurer ("MA-West Virginia"), Medical Assurance of Indiana, Inc., an Indiana stock insurer ("MA-Indiana"), and Medical Assurance of Missouri, Inc. (known as Missouri Medical Insurance Company until a name change in 1999), a Missouri stock insurer ("MA-Missouri"). MAI, through its insurance subsidiaries, is nationally recognized for providing malpractice protection to physicians, hospitals, dentists and managed care and health care organizations through programs which coordinate traditional insurance with effective clinical risk management. MAI and its subsidiaries comprise insurance company holding systems under the laws of Alabama, West Virginia, Indiana and Missouri. MAI and its subsidiaries are sometimes collectively referred to as the Company.

         In 1995, the Board of Directors and Shareholders of MA-Alabama approved a Plan of Exchange (the "Plan of Exchange") in accordance with the Alabama Insurance Code in order to form a holding company for MA-Alabama and its subsidiaries. The Plan of Exchange provided for the mandatory exchange of one share of MAI common stock for each share of issued and outstanding MA-Alabama common stock. The Plan of Exchange was effected August 31, 1995. For accounting purposes, the historical financial statements of MA-Alabama and its subsidiaries were restated as the consolidated financial statements of MAI and its subsidiaries in a manner similar to that of a pooling combination. Prior to the Plan of Exchange, MAI had no assets, liabilities, revenues or net income.

         Business Expansion

         The Company has been the predominant carrier of professional liability insurance for Alabama physicians since it began business in 1977. The Company is actively writing medical liability insurance for health care providers in states principally located in the south and mid-west and is capable of responding outside the region when an opportunity for business arises. In 1999, approximately 65% of the written premiums of the Company were derived from business in states other than Alabama.

         The Company has expanded its business by increasing the number of states in which it directly writes insurance and by acquiring or combining with other professional liability insurers. The Company intends to offer medical malpractice liability insurance on a national basis and has applied for authority to write directly property and casualty insurance in forty-two (42) states. The Company is currently qualified to reinsure professional medical liability in substantially all states. See "Marketing" and "Regulation" within this caption.

          The Company has affected several business acquisitions and combinations over the last five years that have resulted in the expansion of its business. During 1995, the Company purchased all the capital stock of MA-Indiana from the Indiana State Medical Association. MA-Indiana provides medical professional liability insurance principally to physicians in the state of Indiana. Effective July 16, 1995, the Company acquired the recurring professional liability insurance business for health care providers of Physicians Insurance Company of Ohio, which consisted principally of physicians in the state of Ohio. On December 20, 1996, the Company acquired MOMED Holding Co. ("MOMED"). MOMED, through its wholly owned subsidiary, MA-Missouri, provides medical professional liability insurance to physicians principally in the State of Missouri.

         Effective January 1, 1999 the Company acquired the recurring professional liability insurance business for health care providers of Medical Defense Associates (MDA) and Medical Defense Insurance Company (MDIC) which consisted principally of physicians in the State of Missouri. As a part of the purchase agreement the Company will manage all existing policies and prior liabilities of MDA and MDIC.

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

         The consolidation in the health care industry has resulted in intense competition in the professional liability market for the largest accounts. As a result, the Company has developed additional insurance products such as workers' compensation and accident and health insurance to offer through certain integrated delivery systems where the Company can strengthen its professional liability relationship with large health care providers comprising an integrated delivery system. As such products are developed the Company has offered them through various programs to entities and individuals other than health care providers.

MARKETING

         The Company markets its professional liability insurance products directly and through independent agents. In connection with its direct marketing efforts, the Company has provided and continues to provide various services and communications to its insured physicians, dentists and hospitals to promote its professional liability insurance products. These services and communications include provision of risk management consultation, loss prevention seminars and other educational programs for physicians, dentists, nurses and hospital administrators; legislative oversight and active support or opposition of proposed legislation relating to liability issues affecting the health care industry; the preparation and dissemination of newsletters and other printed material with information of interest to the health care industry; and attendance at meetings of the state and local medical societies and related organizations. In 1995, the Company became an accredited provider of continuing medical education that has enabled it to sponsor numerous risk management education seminars which has helped the Company gain exposure among potential insureds. The purpose of these communications and services is to convey that the Company understands the insurance needs of the health care industry, and to promote a commonality of interest among the Company, its insureds, and the medical community generally.

         The Company has entered into endorsement and marketing agreements with organized medical societies and associations in certain states in which it offers professional liability insurance, including the Medical Association of the State of Alabama, the Alabama Dental Association, the West Virginia Hospital Association, the Medical Association of the State of West Virginia, the Indiana State Medical Association, and the Indiana Dental Association.

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

         The Company relies on direct marketing of its professional liability insurance products to Alabama physicians and hospitals and to the majority of its insureds in Missouri. As a result, the Company is not required to pay commissions to insurance agents on the sale of a substantial portion of its insurance products. The Company has increasingly relied on the use of agents and brokers in its efforts to increase revenues through expansion of its business outside of Alabama and Missouri and through the sale of insurance products other than its historical core business of providing medical malpractice liability insurance to physicians and surgeons. In addition, the Company uses a related party in connection with the distribution of a certain subset of its insurance and reinsurance products throughout the United States, including without limitation, medical malpractice reinsurance, excess medical malpractice insurance, managed care liability insurance, accident and health insurance and reinsurance, and workers' compensation insurance and reinsurance.

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

         The current policy of the Company is and has been to oppose settlement of and to defend aggressively all claims that appear to have no merit. This policy has been most successfully implemented by developing relationships with attorneys who have significant experience in the defense of medical professional liability claims and who are able to defend aggressively claims against its insureds. Business expansion through acquisitions of, or combinations with, insurers who have a significant presence in a state has enhanced the ability of the Company to engage local defense counsel who will respond to its defense strategy. The Company's claims management philosophy contributes to increased loss adjustment expenses compared to those of other property and casualty lines or others specializing in medical professional liability insurance, but the Company believes it results in greater policyholder loyalty and contributes to a lower pure loss ratio.

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

         Loss and loss adjustment expense reserves associated with medical professional liability coverage tend to be relatively higher than those associated with other types of property and casualty insurance for two primary reasons. First, the yearly increases in the overall costs of medical professional liability insurance coverage have historically been among the highest of the property and casualty insurance lines. These increased costs can be attributed principally to increases in both the frequency and severity of medical professional liability claims. Second, the complexity of medical professional liability claims increases loss adjustment expenses. In addition delays between the collection of premiums and the payment of losses is longer for medical professional liability insurance than other property and casualty lines. This delay, which is commonly referred to as the "long tail," is the result of the length of time that elapses between the incident giving rise to an insured claim and its reporting to the insurer, and the length of time that elapses between the reporting of the claim to the insurer and the ultimate resolution of the claim. Frequently, injuries are not discovered until years after an incident, or the claimant may simply elect initially not to pursue the recovery of damages. As a result of the delay, a major component of the loss reserves includes an estimate of the claims that have been incurred but not yet reported.

         There are two types of liability insurance policies, occurrence and claims-made. Under occurrence coverage, insurance is provided against claims of liability arising from incidents which "occur" during the policy period, regardless of when claims arising out of such incidents may be reported. Claims-made coverage provides protection against only those claims which arise out of incidents occurring and of which notice to the insurer is given while coverage is effective. Claims-made policies enable the insurer to estimate its loss reserves with more certainty as reserves for losses are accrued in the year that a claim is reported instead of in the year of occurrence as is the case with occurrence policies. As a result, there is less dependence on the actuarial determination of claims incurred but not reported in establishing the amount of loss reserves with respect to claims-made coverage. At December 31, 1999, the Company's medical malpractice reserves were comprised of approximately 22% occurrence reserves and approximately 78% claims-made reserves.

         The determination of loss reserves is essentially a projection of ultimate losses through an actuarial analysis of the claims history of the Company and other professional liability insurers, subject to adjustments deemed appropriate to management due to changing circumstances. Included in their claims history are losses and loss adjustment expenses paid by the Company in prior periods and case reserves for anticipated losses and loss adjustment expenses developed by their respective claims departments as claims are reported and investigated. Actuaries rely primarily on such historical loss experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience despite the uncertainties in loss trends and the delays in reporting and settling claims. As additional information becomes available, the estimates reflected in earlier loss reserves may be revised. Any increase in the amount of reserves, including reserves for insured events of prior years, could have an adverse effect on consolidated results of the Company for the period in which the adjustments are made. The uncertainties inherent in estimating ultimate losses on the basis of past experience have grown significantly in recent years principally as a result of judicial expansion of liability standards and expansive interpretations of insurance contracts. These uncertainties may be further affected by, among other factors, changes in the rate of inflation, changes in the propensities of individuals to file claims, and changes in the laws of the states in which the Company does business. Despite these uncertainties, management believes that the methods used by the Company to establish reserves are reasonable and appropriate. These methods include a detailed review of reserves for losses and loss adjustment expenses of each insurance subsidiary being performed by the Company's independent actuaries for each fiscal year. The independent actuaries prepare a report that includes a recommendation as to the respective levels of reserves. Management considers this recommendation as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of its reserves for losses and loss adjustment expenses.

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

CLAIMS RECONCILIATION

         The following table sets forth an analysis of consolidated property and casualty loss reserve liabilities and loss adjustment expense ("LAE") for the Company and provides a reconciliation of beginning and ending consolidated liability balances for the years ended December 31, 1999, 1998 and 1997. As of December 31, 1999, MAI's insurance subsidiaries had consolidated reserves for losses and LAE on a generally accepted accounting principles (GAAP) basis that exceeded those on a statutory basis by approximately $25 million, which is principally due to the portion of GAAP reserves that are reflected for statutory accounting purposes as unearned premiums. These unearned premiums are applicable to extended reporting endorsements issued without a premium charge upon death, disability, or retirement.

                                                                                YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------
                                                                      1999              1998              1997
                                                                  -----------       -----------       -----------
                                                                                  (DOLLARS IN 000'S)
Reserve liability, net of reinsurance recoverables,
  at beginning of year                                            $   480,741       $   464,122       $   440,040

Provisions for losses and LAE occurring in the
  current year, net of reinsurance                                    158,303           141,201           124,352

Decrease in estimated  losses and LAE
  for claims  occurring in prior years, net of
  reinsurance                                                         (53,646)          (47,308)          (46,679)
                                                                  -----------       -----------       -----------

Total incurred during current year,
  net of reinsurance                                                  104,657            93,893            77,673

Losses and LAE payments for claims, net of reinsurance, occurring during:

  Current year                                                        (10,293)           (9,891)           (5,201)

  Prior years                                                         (88,826)          (67,383)          (48,390)
                                                                  -----------       -----------       -----------

Total paid, net of reinsurance                                        (99,119)          (77,274)          (53,591)
                                                                  -----------       -----------       -----------

Reserve liability, net of reinsurance recoverables,
  at end of year                                                  $   486,279       $   480,741       $   464,122
                                                                  ===========       ===========       ===========

Gross liability at end of year                                    $   665,786       $   660,631       $   614,720
Reinsurance recoverable                                               179,507           179,890           150,598
                                                                  -----------       -----------       -----------

Net liability at end of year                                      $   486,279       $   480,741       $   464,122
                                                                  ===========       ===========       ===========

Gross re-estimated liability                                                        $   600,285       $   505,663
Re-estimated recoverable                                                                173,190           141,467
                                                                                    -----------       -----------

Net re-estimated liability                                                          $   427,095       $   364,196
                                                                                    ===========       ===========

Note:  The above amounts exclude accident and health reserves.

LOSS RESERVE DEVELOPMENT TABLE

         The following table includes information regarding the development of property and casualty reserves for liability for unpaid losses and LAE of the Company for the years ended December 31, 1989 through 1999: (i) the line entitled "Balance Sheet Reserves, net of Reinsurance Recoverables" reflects the amount recorded as the reserve for liability for unpaid losses and LAE in the consolidated balance sheet at the end of each year (the "Balance Sheet Reserves"); (ii) the section entitled "Cumulative Paid, net of Reinsurance Recoverables, As Of" reflects the cumulative amounts paid as of the end of each succeeding year with respect to the previously recorded Balance Sheet Reserves;
(iii) the section entitled "Re Estimated Net Liability As Of" reflects the reestimated amount of the liability previously recorded as "Balance Sheet Reserves" that includes the cumulative amounts paid and an estimate of additional liability based upon claims experience as of the end of each succeeding year (the "Net Re Estimated Liability"); (iv) the line entitled "Redundancy (Deficiency)" reflects the difference between the previously recorded Balance Sheet Reserve for each applicable year and the Net Re Estimated Liability relating thereto as of the end of the most recent fiscal year; and (v) the line entitled "% Redundancy (Deficiency)" reflects the ratio that the Redundancy (Deficiency) bears to the Balance Sheet Reserve in each year during such period.

         Information presented in the following table is cumulative and, accordingly, each amount includes the effects of all changes in amounts for prior years. The information relating to subsidiaries other than MA-Alabama is limited to the property and casualty reserves from their respective dates of acquisition. The GAAP basis claims reserves have not been discounted. The Company believes that the table reflects its conservative approach to the reservation of losses and LAE, particularly when compared with the amount of paid losses and LAE as set forth in the table.

                    RESERVE DEVELOPMENT ANALYSIS BY
                                 RESERVE DATE

YEAR ENDED DECEMBER 31,            1989     1990     1991     1992     1993   1994     1995     1996     1997     1998     1999
---------------------------------------------------------------------------------------------------------------------------------
                                                       (dollars in 000's)
BALANCE SHEET RESERVES, NET
  OF REINSURANCE RECOVERABLES     169,732  202,937  228,119  252,739 272,392 295,541  352,521  440,040  464,122  480,741  486,279

CUMULATIVE PAID, NET OF
  REINSURANCE RECOVERABLES,
  AS OF:

End Of Year                             0        0        0        0       0       0        0        0        0        0        0

One Year Later                     15,986   17,340   19,560   19,752  21,296  24,102   27,532   48,390   67,383   89,864

Two Years Later                    30,361   34,374   35,461   36,185  40,988  42,115   58,769   98,864  128,758

Three Years Later                  45,266   44,498   46,417   52,550  53,186  58,793   80,061  136,992

Four Years Later                   52,702   52,076   58,124   58,526  61,153  65,520  107,005

Five Years Later                   59,235   61,196   62,573   63,325  66,419  76,291

Six Years Later                    65,976   63,682   65,090   68,021  73,308

Seven Years Later                  66,033   65,877   68,719   71,466

Eight Years Later                  67,625   69,014   71,305

Nine Years Later                   70,563   71,331

Ten Years Later                    72,098


RE ESTIMATED NET LIABILITY AS OF:


End Of Year                       169,732  202,937  228,119  252,739 272,392 295,541  352,521  440,040  464,122  480,741  486,279

One Year Later                    170,626  195,747  217,558  241,655 251,445 268,154  325,212  393,363  416,814  427,095

Two Years Later                   161,414  185,535  205,277  221,236 220,385 239,243  280,518  347,258  364,196

Three Years Later                 156,413  173,996  185,349  190,744 194,213 200,311  237,280  294,675

Four Years Later                  144,929  157,884  159,301  167,062 159,096 157,836  190,110

Five Years Later                  133,054  135,828  139,570  136,996 126,379 122,570

Six Years Later                   113,737  119,336  114,407  108,862 106,403

Seven Years Later                 101,621   93,875   98,177   94,908

Eight Years Later                  83,554   83,266   89,271

Nine Years Later                   80,392   77,771

Ten Years Later                    76,040

REDUNDANCY(DEFICIENCY)             93,692  125,166  138,848  157,831 165,989 172,971  162,411  145,365   99,926   53,646

% REDUNDANCY(DEFICIENCY)            55.20%   61.68%   60.87%   62.45%  60.94%  58.53%   46.07%   33.03%   21.53%   11.16%

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

         Risks are reinsured under treaties pursuant to which the reinsurer agrees to assume all or a portion of all risks insured by the Company above its individual risk retention and up to the maximum individual limit offered (currently $26 million). Generally, the Company's risk retention level is dependent upon numerous factors including volume of business in a particular region, service infrastructure within a region, level of experience within a region, and the Company's analysis of the potential underwriting results within each region. As a consequence, the Company's retention has varied between the first $200,000 and the first $2 million since 1989. Currently, the Company retains $2 million in Alabama, $1 million in Missouri and West Virginia, and $250,000 elsewhere. The Company reinsures the risks above the maximum limits of its reinsurance treaties on a facultative basis - the reinsurer agrees to insure a particular risk up to a designated limit.

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

         Although reinsurer insolvencies have resulted in financial difficulties for some insurance companies, the Company's reinsurance recoverable at December 31, 1999 did not include any amounts due from any financially troubled reinsurer.

INVESTMENTS

         Investment management services are provided to the Company by independent third party investment managers. Such services include reviewing and recommending investment policies and implementing and executing investment strategies and are currently provided for a fee based upon the market value of the investment portfolio managed by the Company. The general investment policies of the Company are intended to accommodate its need for liquidity and current income. The primary objective is to achieve a high level of after-tax income, while minimizing risk. Accordingly, investment assets of the Company substantially consist of fixed maturity securities, all of which are investment grade as defined by national rating agencies. See Notes 1 and 2 of the Notes to Consolidated Financial Statements for a description of the investments of the Company at December 31, 1999.

COMPETITION

         Traditionally, the physicians and surgeons professional liability market, the hospital professional liability market and the dental professional liability market in Alabama have been highly competitive. The Company acquired a substantial share of the Alabama physicians and surgeons professional liability insurance market in 1977 when the primary Alabama medical professional liability carrier withdrew from Alabama. Competitors, some of which have greater financial resources than the Company, have entered or reentered the Alabama market and many insurance companies currently offer professional liability insurance in Alabama. Other companies engaged in similar lines of business in other states may enter the Alabama market in the future. However, the Company has maintained a dominant market share in Alabama through aggressive defense policies, competitive pricing and a substantial direct marketing effort.

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

         The Company believes that the principal competitive factors in the professional liability insurance business are service, name recognition, and price, and that it competes effectively in all these areas. The Company enjoys significant name recognition in Alabama by virtue of having been organized by, and originally operated for the principal benefit of, Alabama physicians. The Company has attempted to use its heritage as a policyholder-founded company dedicated to the medical professional liability insurance industry in general as a means to compete in other states both directly and indirectly through its affiliates. The services offered by the Company to its insureds as well as the medical community in general are intended to promote name recognition and to maintain and improve loyalty among the insureds.

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

         Insurance companies are required to be licensed by the states in which they do business. The Company is currently licensed to do business as a property and casualty insurer in 42 states and the District of Columbia and has or will apply for authority to do business in almost all states. In addition to being licensed as a property and casualty insurer, the Company must submit for approval all property and casualty policies, endorsements, underwriting manuals, and rates to the Commissioners of Insurance in order to do business in states in which it is licensed. Currently, the Company actively writes professional liability insurance in 16 states. Approval of policy forms and rates may take a substantial period of time after the license has been issued in a particular state. Further, the possibility exists that the Company may be unable to do business in a state in which it is licensed if desired policies, endorsements, forms, manuals, or rates are not approved by the Commissioner of Insurance in that state.

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

         Most states require admitted property and casualty insurers to become members of insolvency or guaranty funds or associations, which generally protect policyholders against the insolvency of such insurers. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of annual premium written by a member in that state. Assessments from guaranty funds may, to a limited extent, be recovered through future premium tax reductions.

         MAI's insurance subsidiaries must comply with mandatory capital and solvency standards in the states in which they are authorized to do business. The National Association of Insurance Commissioners (the "NAIC") has established risk-based capital ("RBC") requirements to assist regulators in monitoring the financial strength and stability of property and casualty insurers. Under the NAIC requirements, regulatory compliance is determined by a ratio of an insurer's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level of RBC, also defined by the NAIC. NAIC guidelines do not require company or regulatory action for insurers that achieve an RBC ratio of 2.0 or better. Each of the Company's insurance subsidiaries achieved an RBC ratio at December 31, 1999 that was better than 2.0.

         The 1999 adjusted capital and authorized control level RBC (in millions), and the related RBC ratio for each of the Company's insurance subsidiaries follows:

                                                       Authorized
                                        Adjusted         Control           RBC
                                        Capital         Level RBC         Ratio
                                        --------       ----------         -----

The Medical Assurance Company            $ 211.0         $   35.0          6.03
Medical Assurance of Indiana             $   8.8         $    2.8          3.08
Medical Assurance of Missouri            $  31.8         $    2.6         12.23
Medical Assurance of West Virginia       $   6.0         $    0.4         16.38

         State insurance codes generally limit the source of dividends payable by a stock insurer to that part of its available surplus funds which is derived from realized net profits on its business. The Holding Company Acts require that a domestic insurer obtain prior approval from the state's Commissioner before the payment of any extraordinary dividend. The Holding Company Acts would permit MAI's insurance subsidiaries to dividend to MAI as much as approximately $54.8 million in 2000 without obtaining prior approval from the commissioners. In turn, Delaware corporate law limits MAI from paying dividends in excess of its surplus.

EMPLOYEES

         At December 31, 1999, MAI and its subsidiaries employed 269 persons. None of the employees of MAI or its subsidiaries is represented by a labor union. MAI considers its employee relations to be good.

ITEM 2.  PROPERTIES

         MA-Alabama is the fee owner of one office building located in the metropolitan area of Birmingham, Alabama. MA-Alabama purchased its current home office building in March 1989 and during 1993 sold the office building which it formerly occupied. MAI and its subsidiaries are occupying approximately 55,000 square feet of office space in its current home office building. The remaining office space of approximately 101,000 square feet in this building is leased to unaffiliated persons or is available to be leased. The office building owned by MA-Alabama is currently unencumbered.

         MOMED is the fee owner of one office building located in the metropolitan area of St. Louis, Missouri. MOMED and its subsidiaries are occupying approximately 7,700 square feet as their home offices and the remaining office space of approximately 6,500 square feet in this building is leased to unaffiliated persons or is available to be leased. At December 31, 1999 the home office building secured a bank loan in the approximate amount of $357,000; however, this loan was repaid in full in January 2000.

         MAI's other insurance subsidiaries maintain additional office space under leases with unaffiliated persons that are not considered material.

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

         A. DERRILL CROWE, M.D. - Age 63 - Dr. Crowe has been Chairman of the Board and President of MAI since its formation on February 8, 1995. Dr. Crowe has been President, Chief Executive Officer and a director of MA-Alabama since its organization in 1976. Dr. Crowe serves as a director of each of MAI's insurance subsidiaries and participates on their respective claims and underwriting committees.

         PAUL R. BUTRUS - Age 59 - Mr. Butrus has served as a director and Executive Vice President of MAI since its formation on February 8, 1995. Mr. Butrus has been employed by MA-Alabama and its subsidiaries since 1977, and has served as a director of MA-Alabama since February 1992. Mr. Butrus serves as a director of each of MAI's insurance subsidiaries and participates on their respective claims and underwriting committees. Mr. Butrus also serves on the Board of Directors of Prime Medical Services, Inc.

         JAMES J. MORELLO - Age 51 - Mr. Morello has been the Treasurer of MAI since its formation on February 8, 1995. Mr. Morello has been employed as Treasurer and Chief Financial Officer of MA-Alabama since 1984. Mr. Morello is a certified public accountant.

         ROBERT D. FRANCIS - Age 37 - Mr. Francis has been the Secretary and Chief Underwriting Officer of MAI since its formation on February 8, 1995. Mr. Francis has served as Secretary and Senior Vice President of MA-Alabama and was initially employed by MA-Alabama in 1984. Mr. Francis is currently responsible for Underwriting and Production of MA-Alabama and for supervising and coordinating underwriting and sales activities of MAI's other insurance subsidiaries.

         MARTIN ENNIS - Age 52 - Mr. Ennis has served as Chief Claims Officer of MAI since its formation on February 8, 1995. He is also Senior Vice President of MA-Alabama, and has been employed by MA-Alabama for over sixteen years, principally in claims administration and hospital services. Mr. Ennis is currently in charge of the claims department of MA-Alabama and is responsible for supervising and coordinating claims administration and hospital services performed by other insurance subsidiaries of MAI.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         At March 1, 2000, MAI had 2,106 stockholders of record and 23,398,414 shares of common stock outstanding. MAI's common stock currently trades on The New York Stock Exchange under the symbol "MAI".

         The quotations below reflect trading on The New York Stock Exchange.

Quarter                    1999                       1998
-------                    ----                       ----
                    High          Low          High           Low
                    ----          ---          ----           ---

First              $33.00        $26.88       $30.00         $25.00
Second              30.00         26.75        30.00          26.69
Third               30.00         25.06        28.81          24.06
Fourth              25.00         20.25        33.88          25.63

         Information regarding restrictions on the ability of MAI and its insurance subsidiaries to pay dividends is incorporated by reference from the last paragraph under the caption "REGULATION" in Item I on page 12 of this Form 10-K.

         On December 8, 1999, the Board of Directors of MAI declared a five percent stock dividend. The Company declared stock dividends of ten percent in 1998, five percent in 1997, and six percent in 1996 and 1995. Additionally, in August 1997 the board declared a two-for-one stock split. Stock dividends should not be considered regular dividends as each dividend has been specially considered by the Board of Directors. The Company has not paid any cash dividends on its common stock. The Company currently intends to continue its policy of not paying a regular dividend.

         The above prices were not adjusted for any impact of stock dividends.

         The Company has engaged Medical Reinsurance Company LLC ("MRC"), a related party owned twenty-five percent by MAI, to manage the distribution of a certain subset of its insurance and reinsurance products throughout the United States, including medical malpractice reinsurance, excess medical malpractice insurance, managed care liability insurance, accident and health insurance and reinsurance, and workers' compensation insurance and reinsurance. As payment for such management services, the Company pays MRC a quarterly management fee in restricted shares of MAI stock. The Company transferred 11,778, 11,258 and 10,349 treasury shares in 1999, 1998 and 1997, respectively, to MRC as payment of management fees. The shares have been issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

                                                  1999             1998            1997             1996             1995
                                             -------------------------------------------------------------------------------
                                                                 (in thousands, except per share amounts)

Direct and assumed
    premiums written                         $   201,593      $   192,479      $   188,195      $   137,840      $   108,442

Premiums earned                                  207,492          195,515          158,061          134,162           94,517

Premiums ceded                                   (43,068)         (54,199)         (39,094)         (29,644)         (18,564)

Net premiums earned                              164,424          141,316          118,967          104,518           75,953

Net investment income                             39,273           39,402           38,474           32,114           29,582

Other income                                       4,332           12,885            3,301            2,642            4,738

    Total revenues                               208,029          193,603          160,742          139,274          110,273

Net losses and loss
    adjustment expenses                          104,657           93,893           77,674           72,759           53,642

Net income (A)                                    46,700           47,400           37,458           31,149           29,663

Net income per share of
    common stock (basic and diluted) (B)     $      1.95      $      1.92      $      1.51      $      1.29      $      1.23

Weighted average number
    of shares outstanding (B)                     23,992           24,729           24,844           24,108           24,081


BALANCE SHEET DATA: (C)
(as of December 31)

Total investments                            $   761,918      $   791,579      $   720,202      $   666,759      $   543,998

Total assets                                   1,117,668        1,132,239        1,063,173          905,308          720,478

Reserve for losses and
    loss adjustment expenses                     665,792          660,640          614,729          548,742          432,945

Total liabilities                                791,944          808,059          775,985          660,743          512,465

Total capital                                    325,724          324,180          287,188          244,565          206,030

Total capital per share of
common stock outstanding (B)                 $     13.92      $     13.24      $     11.57      $      9.81      $      8.56

Common stock outstanding
    at end of year (B)                            23,401           24,477           24,829           24,933           24,082

(A) Net income for 1998 was reduced by $1.1 million which represents the cumulative effect (net of tax) of an accounting change for guaranty fund assessments due to the adoption of the American Institute of Certified Public Accountants' Statement of Position 97-3. The cumulative effect reduced net income per share of common stock (Basic and Diluted) by $0.04 per share.

(B) The Board of Directors declared special stock dividends in December 1999 (5%), 1998 (10%), 1997 (5%), 1996 (6%), and 1995 (6%); in August
         1997 the Board declared a two-for-one stock split. All Net income per share and Total capital per share data on this page has been restated as if the dividends and the stock split had been declared on January 1, 1995. Additionally, treasury stock is excluded from the date of acquisition for purposes of determining the weighted average number of shares outstanding used in the computation of net income per share of common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

         The payment of losses, loss adjustment expenses, and operating expenses in the ordinary course of business is currently the Company's principal need for liquid funds. Cash provided from operating activities was sufficient during 1999 to meet the Company's operating needs, and the Company believes those sources will be sufficient to meet its cash needs for operating purposes for at least the next twelve months. Prolonged and increasing levels of inflation could cause increases in the dollar amount of losses and loss adjustment expenses and may therefore adversely affect future reserve development. To minimize such risk, the Company (a) maintains reinsurance at levels management considers to be strong and adequate; (b) conducts regular actuarial reviews to ensure, among other things, that reserves do not become deficient; and (c) maintains adequate asset liquidity.

         The Company did not borrow any funds during the years ended December 31, 1999 and 1998, and currently has no requirements indicating a need to borrow significant funds in the next twelve months. However, the need for additional capital may arise in order to achieve the Company's goals of business expansion, as discussed previously in Item 1. The Company continues to have available through a lending institution a line of credit in the amount of $40 million that could be used for these additional capital requirements. The Company is not charged a fee nor is it required to maintain compensating balances in connection with this line of credit. Additionally, in an effort to protect the Company's investment portfolio against the possibility of higher interest rates in the future, the Company reduced the average maturity of a portion of that portfolio during the third and fourth quarters of 1998. This reduction was the principal reason for the higher gross realized gains in 1998 as discussed in Note 2 of the accompanying Notes to Consolidated Financial Statements.

         During 1999, the Company's Board of Directors increased the authorization for purchases of its common stock by $10.0 million in March and by an additional $10.0 million in August. The Company purchased approximately
1.1 million shares of its stock in 1999 at a cost of approximately $27.9 million. Treasury shares purchased during each quarter of 1999 and the related cost (both approximate) are as follows: during the first quarter 126,000 treasury shares at a cost of $3.6 million, during the second quarter 205,000 shares at a cost of $5.6 million, during the third quarter 632,000 shares at a cost of $15.6 million, and during the fourth quarter 133,000 shares at a cost of $3.1 million. Share amounts give effect to the 1999 stock dividend. At December 31, 1999 the Board purchase authorization had effectively been exhausted.

         Effective January 1, 1999, the Company purchased the ongoing book of medical professional liability insurance business of Medical Defense Associates
(MDA) and Medical Defense Insurance Company (MDIC). The Company has assumed day-to-day management of existing policies and prior liabilities of MDA and MDIC and provides aggregate excess of loss reinsurance to protect MDA and MDIC from adverse loss development in excess of an agreed upon threshold.

MARKET RISK

         The Company is exposed to various market risks, including both interest rate risk and equity price risk. Interest rate risk represents the risk of changes in value of a financial instrument caused by fluctuations in market interest rates. The Company handles market risks in accordance with its established investment policies. The goal of these policies is to implement a strategic asset allocation that maximizes the long-term rate of return at a minimum level of risk given a set of asset classes and restrictions. Market risk control relates principally to ratings of issuers and length to maturity. The Company does not enter into derivative transactions.

         At December 31, 1999 fixed maturity securities totaling $640.1 million, at fair value, comprised 84% of the Company's invested assets of $761.9 million. Thus, the most significant market risk to the Company is interest rate risk related to the fixed maturity portfolio. The Company believes it is in a position to keep these investments until final maturity and does not invest in fixed maturity securities for trading purposes. Nevertheless, fluctuations in market interest rates would significantly impact the fair value of this portfolio.

         Effective duration is one common measure of the interest-sensitivity of fixed-maturity securities. Stated simply, effective duration is a calculation that takes stated maturity, yields, and call features into consideration to predict an average age of expected cash flows related to a security.

         The Company estimates that the fair value of its fixed maturity portfolio and the weighted average effective duration would respond to fluctuations in market interest rates as follows:


                                                          Change in Interest Rate Basis Points
                                           ------------------------------------------------------------------
                                                                        Current
                                                                        -------
                                           -200 bps       -100 bps       Rates*        +100 bps      +200 bps
                                           --------       --------      -------        --------      --------

Projected fair value of portfolio (in
millions):                                  $693.1         $666.4        $640.1         $614.7        $590.9

Projected weighted average effective
duration of portfolio:                        3.67           3.75          3.84           3.77          3.71

*Current rates are as of December 31, 1999

         At December 31, 1999 the fair value of the Company's investment in common stocks, excluding preferred stocks as discussed in the following paragraph, was $29.4 million which included net unrealized gains of $6.4 million. These securities are subject to price risk. A hypothetical 10% increase in the market prices as of December 31, 1999 would increase the fair value of these securities to $32.3 million; a hypothetical 10% decrease would reduce the fair value to $26.5 million. The selected hypothetical change does not reflect what could be considered the best or worst scenarios.

         At December 31, 1999 the Company has a limited investment in preferred stocks. These securities were carried at fair value of $18.6 million at December 31, 1999, including net unrealized losses of $0.1 million. These securities carry fixed rates of return and thus, like fixed maturities, are primarily subject to interest rate risk. The fixed maturities table above does not include preferred stocks.

         The Company's cash and short-term investment portfolio at December 31, 1999 on a cost basis which approximates its fair value. This portfolio lacks significant market rate sensitivity due to its short duration.

IMPACT OF YEAR 2000

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 compliant. To date, the Company has experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change.

         In 1996, as a part of its ongoing efforts to maintain effective and efficient operations, the Company committed to and began replacing substantially all the software and hardware used in its core computer information system. Year 2000 compliance was an integral consideration of the selection and implementation process for these systems. Implementation of the component systems, which included testing for Year 2000 compliance, was completed in mid-1999. Because Year 2000 compliance was incidental to the implementation of the systems, costs specifically related to Year 2000 compliance have been minimal.

         The Company is not aware of any material problems resulting from Year 2000 issues as respects its internal systems, or the products and services of third parties, nor is the Company aware of any claims against its insureds resulting from Year 2000 related matters. The Company will continue to monitor its mission critical computer applications to ensure that any latent Year 2000 matters that may arise are addressed promptly.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Premiums

         The following table presents information related to consolidated written and earned premiums and reinsurance expense (in thousands):

                                                                                    Increase
                                              1999                 1998             (Decrease)
                                           --------------------------------------------------

Direct and assumed premiums written        $ 201,593            $ 192,479            $  9,114
                                           ==================================================

Premiums earned                            $ 207,492            $ 195,515            $ 11,977
Premiums ceded                               (43,068)             (54,199)             11,131
                                           --------------------------------------------------
Net premiums earned                        $ 164,424            $ 141,316            $ 23,108
                                           ==================================================

         The largest component of the increase in direct and assumed premiums written was a $17.2 million increase in medical malpractice premiums. The increase in medical malpractice premiums includes assumed premiums of $3.9 million effective January 1, 1999 from the existing policies of the book of business acquired from MDA and MDIC, as discussed under Liquidity and Capital resources, an increase in assumed medical malpractice premiums of $1.9 million, and $6.6 million of additional direct premiums resulting from the renewal of the book of business purchased from MDA. Offsetting the increase in medical malpractice premiums was a $10.5 million decrease in accident and health premiums.

         The largest component of the increase in premiums earned is a $16.9 million increase in medical malpractice premiums. The increase in earned medical malpractice premiums includes $7.1 million related to the MDA book of business and a $5.8 million increase in medical malpractice premiums relating to reinsurance of other insurers. The increase in earned medical malpractice premiums was offset by a $6.4 million decrease in earned accident and health premiums.

         Historically, the Company writes accident and health premiums from time to time. Direct accident and health premiums are heavily reinsured; volume fluctuations in direct accident and health premiums are largely offset by similar fluctuations in ceded accident and health premiums. Earnings on direct accident and health premiums are primarily derived from fee and commission income.

         The Company cedes reinsurance to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide capacity for additional growth. Premiums ceded are estimated based on the terms of the respective reinsurance agreements. The estimated expense is continually reviewed and any adjustments that become necessary are included in current operations. Amounts recoverable from reinsurers are estimated in a manner consistent with the loss liability associated with the reinsured policies. The decrease in premiums ceded for the year ended December 31, 1999 as compared to the year ended December 31, 1998 is principally due to the decrease in earned accident and health premiums, which are heavily ceded. The remaining decrease is due to a greater proportion of premiums earned in states where cession levels are lower. The Company continually reviews the levels of coverage ceded and the related costs.

Investment Income

         Consolidated net investment income was $39.3 million for the year ended December 31, 1999 which was relatively unchanged as compared to net investment income of $39.4 million for the year ended December 31, 1998. The average yield on invested assets was 5.2% in 1999 as compared to 5.6% in 1998. The decline in yield was largely offset by an increase in average invested assets during 1999.

         Average invested assets were higher during 1999 as compared to 1998; however, invested assets were $758.9 million at December 31, 1999 as compared to $761.1 million at December 31, 1998. The decrease as of the end of the year is largely attributable to 1999 treasury stock purchases of $27.9 million; approximately $15.0 million of the 1999 purchases occurred in the last four months of 1999. Thus, average invested assets for the year were impacted less by treasury stock purchases than was the end of the year balance. The average composition of invested assets changed little from 1999 to 1998, with non-taxable investments comprising 57% of average invested assets in 1999 as compared to 54% in 1998.

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

Other Income

         Other income decreased to $4.3 million for the year ended December 31, 1999 compared to $12.9 million for the year ended December 31, 1998. The decrease is principally attributable to a $9.5 million decrease in capital gains realized upon the sale of securities during 1999 as compared to 1998. See discussion under Liquidity and Capital Resources for more information regarding gains realized in 1998.

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

                                       1999                          1998
                             -------------------------------------------------------
                               Losses       Loss Ratio       Losses       Loss Ratio
                             -------------------------------------------------------
Losses                       $ 157,056         76%          $ 152,270         78%
                                              ===                            ===
Reinsurance recoveries         (52,399)                       (58,377)
                             ---------                      ---------
Net losses                   $ 104,657         64%          $  93,893         66%
                             =========        ===           =========        ===

         These loss ratios give effect to improvement of loss development in prior years' coverage of $53.6 million in 1999 and $47.3 million in 1998. However, as the Company continues its expansion efforts, the improvement of loss development of prior years could have a smaller or less favorable impact on the loss ratios of future years. See Note 6 of the Notes to Consolidated Financial Statements for additional information concerning losses.

Underwriting, Acquisition and Insurance Expenses

         Underwriting, acquisition and insurance expenses are summarized in the following table (in thousands):

                                                                                     Increase
                                                           1999           1998      (Decrease)
                                                        --------------------------------------
Underwriting, acquisition and insurance expenses
  before reduction by ceding commissions earned         $ 48,407        $ 44,624      $ 3,783
Ceding commissions earned                                 (8,195)        (11,116)       2,921
                                                        -------------------------------------
                                                        $ 40,212        $ 33,508      $ 6,704
                                                        =====================================

         The increase in underwriting, acquisition and insurance expenses is primarily due to increased amortization of policy acquisition costs associated with new business. The decrease in ceding commissions earned is principally due to lower ceded accident and health premiums in 1999. See Note 5 of the Notes to Consolidated Financial Statements.

Income Taxes

         The Company's effective tax rate for both years ended December 31, 1999 and 1998 was 26%. The 1998 effective rate includes taxes netted against the "Cumulative effect of accounting change" on the 1998 Consolidated Statement of Income. The effective tax rates were lower than the statutory rate of 35% primarily because of the effect of tax-exempt investment income. The deferred tax asset did not include loss carryforwards at either December 31, 1999 or December 31, 1998.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Premiums

         The following table presents information related to consolidated written and earned premiums and reinsurance expense (in thousands):

                                                                         Increase
                                               1998          1997       (Decrease)
                                            --------------------------------------

Direct and assumed premiums written         $ 192,479     $ 188,195      $   4,284
                                            ======================================

Premiums earned                             $ 195,515     $ 158,061      $  37,454
Premiums ceded                                (54,199)      (39,094)       (15,105)
                                            --------------------------------------
Net premiums earned                         $ 141,316     $ 118,967      $  22,349
                                            ======================================

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

Other Income

         Other income increased to $12.9 million for the year ended December 31, 1998 compared to $3.3 million for the year ended December 31, 1997. The increase is principally attributable to a $9.5 million increase in capital gains realized upon the sale of securities during 1998 as compared to 1997, as discussed under Liquidity and Capital resources.

Losses

         Consolidated losses and loss adjustment expenses (losses) and the related loss ratios are summarized in the following table (dollars in thousands). The ratio for losses below is based on premiums earned; the ratio for net losses is based on net premiums earned.

                                        1998                       1997
                              -------------------------------------------------
                                               Loss                       Loss
                                Losses         Ratio        Losses        Ratio
                              -------------------------------------------------

Losses                        $ 152,270          78%      $  118,025        75%
                                                ===                        ===
Reinsurance recoveries          (58,377)                     (40,351)
                              ---------                   ----------
Net losses                    $  93,893          66%      $   77,674        65%
                              =========         ===       ==========       ===

         The increase in the 1998 gross loss ratios reflects continued geographic expansion and additional coverages offered. When expanding into areas where the Company has no significant prior loss experience, the Company follows loss estimation processes, which result in higher gross loss ratios. Additionally, the Company reinsures a higher proportion of these risks, thereby lowering the net loss ratio. Thus, the 1998 net loss ratio of 66% did not vary significantly from the 1997 net loss ratio of 65%.

         Loss ratios in both years reflect improvement of loss development in prior years coverage. See Note 6 of the Notes to Consolidated Financial Statements for additional information concerning losses.

Underwriting, Acquisition and Insurance Expenses

         Underwriting, acquisition and insurance expenses are summarized in the following table (in thousands):

                                                                                            Increase
                                                           1998              1997          (Decrease)
                                                       ----------------------------------------------

Underwriting, acquisition and insurance expenses
   before reduction by ceding commissions earned       $  44,624         $   38,853         $   5,771
Ceding commissions earned                                (11,116)            (4,950)           (6,166)
                                                       ----------------------------------------------
                                                       $  33,508         $   33,903         $    (395)
                                                       ==============================================

         The increase in underwriting, acquisition and insurance expenses is due to increased amortization of policy acquisition costs associated with new business and increased costs from state guaranty fund assessments, offset by additional ceding commissions earned. Ceding commissions earned increased primarily because during 1998 a greater portion of the Company's reinsurance treaties provided for a ceding commission than was the case during 1997. See
Note 5 of the Notes to Consolidated Financial Statements.

Income Taxes

         The Company's effective tax rate for the years ended December 31, 1998 and 1997 was 26% and 24%, respectively. The effective tax rates were lower than the statutory rate of 35% primarily because of the effect of tax-exempt investment income. The increase is principally due to the tax-exempt income representing a lesser percentage of operating income in 1998. There are no loss carryforwards included in the deferred tax asset.

FORWARD LOOKING STATEMENTS

         The U.S. securities laws, including the Private Securities Litigation Reform Act of 1995, provide a "safe harbor" for certain forward-looking statements. This report contains forward-looking statements (identified by words such as, but not limited to, "believe", "expect", "intend", "anticipate", "estimate", and other analogous expressions) including statements concerning: earnings, losses, capital requirements, loss reserves, the retention of current business, competition, the expansion of product lines, the development or acquisition of business in new geographical areas, and other matters.

         These forward-looking statements are based upon the Company's estimates and anticipation of future events that are subject to certain risks and uncertainties that could cause actual results to vary materially from the expected results described in the forward-looking statements. Due to such risks and uncertainties, readers are urged not to place undue reliance on forward-looking statements. All forward-looking statements included in this document are based upon information available to the Company on the date hereof, and the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

         Risks which could adversely affect the Company's operations and/or cause actual results to differ materially from anticipated results include, but are not limited to, the following:

         - underwriting losses on the risks the Company insures are greater than expected;
         - changes in the interest rate environment and/or the securities markets that adversely impact the fair value of the Company's investments or operations;
         - regulatory and legislative actions or decisions that adversely affect the Company's business plans or operations;
         - inability of the Company to achieve continued growth through expansion into other states or through acquisitions or business combinations; and
         -        general economic conditions that are worse than anticipated

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Refer to Disclosure under the caption "Market Risk" in Item 7 on page
19.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements and Financial Statement Schedules of MAI and subsidiaries listed in Item 14(a) have been included herein beginning on page 31. The Supplementary Financial Information required by Item 302 of Regulation S-K is included in Note 11 of the Notes to Consolidated Financial Statements of MAI and its subsidiaries.

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

         The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from MAI's definitive proxy statement for the 2000 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 20, 2000.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from MAI's definitive proxy statement for the 2000 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 30, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. PRINCIPAL STOCKHOLDERS.

         The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from MAI's definitive proxy statement for the 2000 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 30, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference pursuant to General Instruction G(3) of Form 10-K from MAI's definitive proxy statement for the 2000 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before April 30, 2000.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON  FORM 8-K.

(a) Financial Statements. The following consolidated financial statements of Medical Assurance, Inc. and subsidiaries are included herein in accordance with Item 8 of Part II of this report.

              Report of Ernst & Young LLP.

              Consolidated Balance Sheets - December 31, 1999 and 1998

              Consolidated Statements of Changes in Capital - years ended December 31, 1999, 1998 and 1997

              Consolidated Statements of Income - years ended December 31, 1999, 1998 and 1997

              Consolidated Statements of Cash Flows - years ended December 31, 1999, 1998 and 1997

              Notes to Consolidated Financial Statements.

       Financial Statement Schedules. The following consolidated financial statement schedules of MAI and subsidiaries are included herein in accordance with Item 14(d):

              Schedule I - Summary of Investments - Other than Investments in Related Parties.

              Schedule II - Condensed Financial Information of MAI.

              Schedule III - Supplementary Insurance Information.

              Schedule IV - Reinsurance.

              Schedule VI - Supplementary Property and Casualty Insurance Information.

       All other schedules to the consolidated financial statements required by
       Article 7 of Regulation S-X are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) MAI did not file any Reports on Form 8-K during the quarter ended December 31, 1999.

(c)    The exhibits required to be filed by Item 14(c) are listed herein in the
       Exhibit Index.

(d)    Financial Data Schedule as required by EDGAR (for SEC Use Only)

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 24th day of March, 2400.

                                 MEDICAL ASSURANCE, INC.


                                 By:/s/   A. Derrill Crowe, M.D.
                                    ----------------------------
                                          A. Derrill Crowe, M.D., President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                        Title                               Date
----                                        -----                               ----

/s/A. Derrill Crowe                         President (principal                March 24, 2000
---------------------------                 executive officer)
A. Derrill Crowe, M.D.                      and Director


/s/James J. Morello                         Treasurer (principal                March 24, 2000
---------------------------                 financial officer and
James J. Morello                            principal accounting
                                            officer)


/s/Paul R. Butrus                           Director                            March 24, 2000
---------------------------
Paul R. Butrus

/s/Richard V. Bradley, M.D.                 Director                            March 24, 2000
---------------------------
Richard V. Bradley, M.D.

/s/Norton E. Cowart, M.D.                   Director                            March 24, 2000
---------------------------
Norton E. Cowart, M.D.

/s/Paul D. Everest, M.D.                    Director                            March 24, 2000
---------------------------
Paul D. Everest, M.D.

/s/Robert E. Flowers, M.D.                  Director                            March 24, 2000
---------------------------
Robert E. Flowers, M.D.

/s/Leon C. Hamrick                          Director                            March 24, 2000
---------------------------
Leon C. Hamrick, M.D.

/s/John P. North, Jr.                       Director                            March 24, 2000
---------------------------
John P. North, Jr.

                    Medical Assurance, Inc. and Subsidiaries

                       Consolidated Financial Statements



                  Years ended December 31, 1999, 1998 and 1997




                                    CONTENTS

Report of Independent Auditors............................................32

Audited Consolidated Financial Statements

Consolidated Balance Sheets...............................................33
Consolidated Statements of Changes in Capital.............................35
Consolidated Statements of Income.........................................36
Consolidated Statements of Cash Flows.....................................37
Notes to Consolidated Financial Statements................................38

Report of Independent Auditors

The Board of Directors



We have audited the accompanying Consolidated Balance Sheets of Medical Assurance, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Assurance, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



Ernst & Young LLP
Birmingham, Alabama
February 11, 2000

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                             DECEMBER 31          December 31
                                                                1999                 1998
                                                             -----------          -----------
ASSETS
Investments:
  Fixed maturities available for sale, at fair value          $  640,064           $  657,404
  Equity securities available for sale, at fair value             48,013               44,124
  Real estate, net                                                11,349               11,619
  Short-term investments                                          62,492               78,432
                                                             -----------          -----------
Total investments                                                761,918              791,579

Cash and cash equivalents                                         19,409                9,022
Premiums receivable                                               52,749               59,949
Receivable from reinsurers                                       179,508              179,890
Prepaid reinsurance premiums                                      15,663               13,467
Deferred taxes                                                    34,071               26,897
Other assets                                                      54,350               51,435
                                                             -----------          -----------
                                                              $1,117,668           $1,132,239
                                                             ===========          ===========



See accompanying notes.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 DECEMBER 31            DECEMBER 31
                                                                                     1999                   1998
                                                                                 -----------            -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Policy liabilities and accruals:
    Reserve for losses and loss adjustment expenses                              $   665,792            $   660,640
    Unearned premiums                                                                 70,925                 76,229
    Reinsurance premiums payable                                                      34,921                 42,596
                                                                                 -----------            -----------
  Total policy liabilities                                                           771,638                779,465
  Other liabilities                                                                   20,306                 28,594
                                                                                 -----------            -----------
Total liabilities                                                                    791,944                808,059

Commitments and contingencies                                                             --                     --

Stockholders' equity:
  Common stock, par value $1 per share; 100,000,000
    shares authorized; 25,102,901 and 23,899,983
    shares issued, respectively                                                       25,103                 23,900
  Additional paid-in capital                                                         231,941                206,562
  Accumulated other comprehensive income (loss), net of
    deferred taxes (benefit) of $(2,920) and $6,611, respectively                     (5,424)                12,277
  Retained earnings                                                                  111,957                 91,622
                                                                                 -----------            -----------
                                                                                     363,577                334,361
    Less treasury stock at cost, 1,701,577 and 587,033 shares,
      respectively                                                                   (37,853)               (10,181)
                                                                                 -----------            -----------
Total stockholders' equity                                                           325,724                324,180
                                                                                 -----------            -----------


                                                                                 $ 1,117,668            $ 1,132,239
                                                                                 ===========            ===========


See accompanying notes.

                   MEDICAL ASSURANCE, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
                                (IN THOUSANDS)


                                                                                    Accumulated
                                                                    Additional         Other
                                                        Common       Paid-In       Comprehensive       Retained         Treasury
                                                        Stock        Capital       Income (Loss)       Earnings          Stock
                                                       -------      ----------     -------------      ---------        ---------

Balance at December 31, 1996                          $ 10,339       $ 123,218        $  8,157        $ 103,027        $    (176)
100% stock dividend                                     10,340         (10,340)             --               --               --
5% stock dividend*                                       1,032          29,862              --          (30,961)              --
Common stock issued for compensation                        10             288              --               --               --
Common stock issued for acquisition                          1               9              --               --               --
Purchase of treasury stock                                  --              --              --               --           (1,708)
Sale of treasury stock                                      --              --              --               --               85
Comprehensive income:
 Change in fair value of securities
  available for sale, net of deferred taxes                 --              --           6,547               --               --
 Net income                                                 --              --              --           37,458               --
Total comprehensive income
                                                      --------       ---------        --------        ---------        ---------
Balance at December 31, 1997                            21,722         143,037          14,704          109,524           (1,799)
10% stock dividend*                                      2,170          63,079              --          (65,302)              --
Common stock issued for compensation                         8             223              --               --               --
Purchase of treasury stock                                  --              --              --               --           (8,701)
Sale of treasury stock                                      --             223              --               --              319
Comprehensive income:
 Change in fair value of securities
  available for sale, net of deferred taxes                 --              --          (2,427)              --               --
 Net income                                                 --              --              --           47,400               --
Total comprehensive income
                                                      --------       ---------        --------        ---------        ---------
Balance at December 31, 1998                            23,900         206,562          12,277           91,622          (10,181)
5% stock dividend*                                       1,194          25,142              --          (26,365)              --
Common stock issued for compensation                         9             195              --               --               --
Purchase of treasury stock                                  --              --              --               --          (27,938)
Sale of treasury stock                                      --              42              --               --              266
Comprehensive income:
 Change in fair value of securities
  available for sale, net of deferred taxes                 --              --         (17,701)              --               --
 Net income                                                 --              --              --           46,700               --
Total comprehensive income
                                                      --------       ---------        --------        ---------        ---------
Balance at December 31, 1999                          $ 25,103       $ 231,941        $ (5,424)       $ 111,957        $ (37,853)
                                                      ========       =========        ========        =========        =========


                                                        Total
                                                      ---------

Balance at December 31, 1996                          $ 244,565
100% stock dividend                                          --
5% stock dividend*                                          (67)
Common stock issued for compensation                        298
Common stock issued for acquisition                          10
Purchase of treasury stock                               (1,708)
Sale of treasury stock                                       85
Comprehensive income:
 Change in fair value of securities
  available for sale, net of deferred taxes
 Net income
Total comprehensive income                               44,005
                                                      ---------
Balance at December 31, 1997                            287,188
10% stock dividend*                                         (53)
Common stock issued for compensation                        231
Purchase of treasury stock                               (8,701)
Sale of treasury stock                                      542
Comprehensive income:
 Change in fair value of securities
  available for sale, net of deferred taxes
 Net income
Total comprehensive income                               44,973
                                                      ---------
Balance at December 31, 1998                            324,180
5% stock dividend*                                          (29)
Common stock issued for compensation                        204
Purchase of treasury stock                              (27,938)
Sale of treasury stock                                      308
Comprehensive income:
 Change in fair value of securities
  available for sale, net of deferred taxes
 Net income
Total comprehensive income                               28,999
                                                      ---------
Balance at December 31, 1999                          $ 325,724
                                                      =========


*Cash was paid in lieu of fractional shares

See accompanying notes.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                   Year Ended December 31
                                                                       1999                 1998               1997
                                                                     ---------           ---------           ---------
Revenues:
  Direct and assumed
    premiums written                                                 $ 201,593           $ 192,479           $ 188,195
                                                                     =========           =========           =========

  Premiums earned                                                    $ 207,492           $ 195,515           $ 158,061
  Premiums ceded                                                       (43,068)            (54,199)            (39,094)
                                                                     ---------           ---------           ---------
  Net premiums earned                                                  164,424             141,316             118,967
  Net investment income                                                 39,273              39,402              38,474
  Other income                                                           4,332              12,885               3,301
                                                                     ---------           ---------           ---------
Total revenues                                                         208,029             193,603             160,742

Expenses:
  Losses and loss
    adjustment expenses                                                157,056             152,270             118,025
  Reinsurance recoveries                                               (52,399)            (58,377)            (40,351)
                                                                     ---------           ---------           ---------
  Net losses and loss
    adjustment expenses                                                104,657              93,893              77,674
  Underwriting, acquisition
    and insurance expenses                                              40,212              33,508              33,903
                                                                     ---------           ---------           ---------
Total expenses                                                         144,869             127,401             111,577
                                                                     ---------           ---------           ---------

Income before income taxes
  and cumulative effect of accounting change                            63,160              66,202              49,165

Provision for income taxes:
  Current expense                                                       14,179               9,967              12,373
  Deferred expense (benefit)                                             2,281               7,712                (666)
                                                                     ---------           ---------           ---------
                                                                        16,460              17,679              11,707
                                                                     ---------           ---------           ---------
Income before cumulative effect of accounting
  change                                                                46,700              48,523              37,458

Cumulative effect of accounting change, net of tax                          --              (1,123)                 --
                                                                     ---------           ---------           ---------

Net income                                                           $  46,700           $  47,400           $  37,458
                                                                     =========           =========           =========

Basic and diluted earnings per share:
  Income before cumulative effect of accounting
    change                                                           $    1.95           $    1.96           $    1.51
  Cumulative effect of accounting change, net of tax                        --               (0.04)                 --
                                                                     =========           =========           =========
  Net income                                                         $    1.95           $    1.92           $    1.51
                                                                     =========           =========           =========


Weighted average number
 of common shares
 outstanding--basic and diluted                                         23,992              24,729              24,844
                                                                     =========           =========           =========

See accompanying notes.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                       Year Ended December 31
                                                                             1999               1998             1997
                                                                          ---------          ---------         ---------
OPERATING ACTIVITIES
Net income                                                                $  46,700          $  47,400         $  37,458
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
    Depreciation                                                              1,649              1,631             1,328
    Amortization                                                              4,835              1,587             1,683
    Net realized gain on sale of
      investments                                                            (1,787)           (11,281)           (1,739)
    Deferred income taxes (benefit)                                           2,281              7,712              (666)
    Policy acquisition costs deferred,
         net of related amortization                                          5,212             (5,693)           (2,714)
    Other                                                                        61                407               363
    Changes in assets and liabilities:
       Premiums receivable                                                    7,200             32,102           (58,155)
       Receivable from reinsurers                                               382            (29,292)          (41,906)
       Prepaid reinsurance premiums                                          (2,196)             4,113            (3,428)
       Other assets                                                          (1,811)            (5,107)           (1,480)
       Reserve for losses and loss
        adjustment expenses                                                   5,152             45,911            65,987
       Unearned premiums                                                     (5,304)            (3,471)           24,780
       Reinsurance premiums payable                                          (7,675)           (11,156)           21,963
       Other liabilities                                                     (8,288)               790             2,512
                                                                          ---------          ---------         ---------
Net cash provided by operating activities                                    46,411             75,653            45,986

INVESTING ACTIVITIES
Purchases of:
  Fixed maturities available for sale                                      (171,202)          (343,566)         (211,806)
  Equity securities available for sale                                      (22,605)           (14,399)          (15,691)
Proceeds from sale or maturities of:
  Fixed maturities available for sale                                       156,205            308,793           166,587
  Equity securities available for sale                                       23,216             16,905             6,890
Net decrease (increase) in short-term investments                            15,940            (32,957)           10,928
Other                                                                        (9,611)            (4,901)           (2,904)
                                                                          ---------          ---------         ---------
Net cash used by investing activities                                        (8,057)           (70,125)          (45,996)

FINANCING ACTIVITIES
Dividends paid                                                                  (29)               (53)              (67)
Purchases of treasury stock                                                 (27,938)            (8,701)           (1,708)
                                                                          ---------          ---------         ---------

Net cash used by financing activities                                       (27,967)            (8,754)           (1,775)
                                                                          ---------          ---------         ---------

Increase (decrease) in cash and cash equivalents                             10,387             (3,226)           (1,785)

Cash and cash equivalents at beginning of period                              9,022             12,248            14,033
                                                                          ---------          ---------         ---------

Cash and cash equivalents at end of period                                $  19,409          $   9,022         $  12,248
                                                                          =========          =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for income taxes                                $  18,556          $   8,072         $  12,175
                                                                          =========          =========         =========

See accompanying notes.

                    Medical Assurance Inc., and Subsidiaries

                   Notes to Consolidated Financial Statements

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

The significant accounting policies followed by the Company that materially affect financial reporting are summarized in these notes to the consolidated financial statements.


SEGMENT INFORMATION

The Company operates in the United States of America and in only one reportable industry segment, which is providing professional and general liability insurance for physicians and surgeons, dentists, hospitals, and others engaged in the delivery of health care.


INVESTMENTS

The Company invests only in investment grade securities with the intent at the time of purchase that such securities will be held until maturity. However, recognizing the need for the ability to respond to changes in tax position and in market conditions, management has designated the debt and equity securities included in its investment portfolio as available-for-sale. Securities classified as available-for-sale are carried at fair value, and unrealized gains and losses on such available-for-sale securities are excluded from earnings and reported, net of tax effect, in stockholders' equity as "Accumulated other comprehensive income" until realized. Real estate is reported at cost, less allowances for depreciation. Short-term investments, primarily composed of investments in United States (U.S.) Treasury obligations, are reported at cost, which approximates fair value.

Investment income includes amortization of premium and accretion of discount related to debt securities acquired at other than par value. Debt securities with maturities beyond one year when purchased are classified as fixed maturities. Realized gains and losses on sales of investments, and declines in value judged to be other-than-temporary, are recognized on the specific identification basis.

                    Medical Assurance Inc., and Subsidiaries

Fair values for fixed maturity and equity securities are based on quoted market prices, where available. For fixed maturity and equity securities not actively traded, fair values are estimated using values obtained from independent pricing services. The carrying amounts reported in the balance sheet for cash and cash equivalents and short-term investments approximate their fair values.


REAL ESTATE

Property and leasehold improvements are classified as investment real estate. All balances are stated on the basis of cost. Depreciation is computed over their estimated useful lives using the straight-line method. Accumulated depreciation was approximately $5.2 million and $4.6 million at December 31, 1999 and 1998, respectively. Rental income and expenses are included in net investment income.


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

                    Medical Assurance Inc., and Subsidiaries

RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The reserve for losses and loss adjustment expenses represents management's best estimates of the ultimate cost of all losses incurred but unpaid. The estimated liability is continually reviewed, and any adjustments which become necessary are included in current operations.


CAPITAL RESOURCES

As of December 31, 1999 the Company did not have any material commitments for capital expenditures. The Company continues to have available through a lending institution a line of credit in the amount of $40 million that could be used for additional capital requirements.


RECOGNITION OF REVENUES

Insurance premiums are recognized as revenues pro rata over the terms of the policies.


PENSION PLANS

The Company has a defined contribution pension plan for employees who are at least 21 years of age and have one or more years of service. The Company funds the plan by contributing an amount equal to 10% of each participant's eligible wages.

Consolidated pension plan expense for the years ended December 31, 1999, 1998 and 1997 was approximately $1.0 million, $1.0 million and $0.8 million, respectively.


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

                    Medical Assurance Inc., and Subsidiaries

INCOME TAXES

The Company files a consolidated federal income tax return. Deferred income taxes are provided for temporary differences between financial and income tax reporting relating primarily to unrealized gains on securities, discounting of losses and loss adjustment expenses for income tax reporting, and the limitation of the unearned premiums deduction for income tax reporting.


EARNINGS PER SHARE

Earnings per share data has been stated giving retroactive effect for the 5%, 10%, and 5% stock dividends declared in December 1999, 1998 and 1997, respectively, as well as the two-for-one stock split declared in August 1997.


RECLASSIFICATION

The accompanying 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation. These changes had no material effect on previously reported results of operations or shareholders' equity.


ACCOUNTING CHANGES

Pursuant to the American Institute of Certified Public Accountants' Statement of Position (SOP) 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments, the Company changed its accounting policy effective January 1, 1998 regarding guaranty fund assessments. Previously, the Company recognized guaranty assessments in the period that notification regarding the assessment was received. Guaranty assessments are now recognized when an assessment is imposed or it is probable that an assessment will be imposed and there is an obligation to pay the assessment, the amount of which can be reasonably estimated. The cumulative effect on prior years has been included in net income for the first quarter of 1998 in accordance with SOP 97-3. The adoption of the SOP decreased underwriting, acquisition and insurance expenses for 1998 by $1.7 million.

In 1998, the Company adopted the SFAS 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The statement requires that enterprises classify items of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Items of other comprehensive income are displayed in the Consolidated Statements of Changes in Capital, and amounts for 1997 have been reclassified for comparative purposes.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

                    Medical Assurance Inc., and Subsidiaries

2. INVESTMENTS

The amortized cost and estimated fair value of fixed maturities and equity securities (in thousands) are as follows:






                                                            December 31, 1999
                                    ------------------------------------------------------------------
                                                      Gross                Gross             Estimated
                                    Amortized       Unrealized           Unrealized             Fair
                                      Cost            Gains               (Losses)             Value
                                    ------------------------------------------------------------------

U. S. Treasury securities           $ 18,765          $    216           $    (286)          $ 18,695
State and municipal bonds            446,887             2,319             (10,102)           439,104
Corporate bonds                      116,350                11              (3,875)           112,486
Mortgage-backed securities            67,055                 8              (2,954)            64,109
Certificates of deposit                5,670                --                  --              5,670
                                    ------------------------------------------------------------------
                                     654,727             2,554             (17,217)           640,064
Equity securities                     41,694             7,896              (1,577)            48,013
                                    ------------------------------------------------------------------
                                    $696,421          $ 10,450           $ (18,794)          $688,077
                                    ==================================================================





                                                            December 31, 1998
                                    ------------------------------------------------------------------
                                                      Gross                Gross
                                    Amortized       Unrealized           Unrealized         Estimated
                                      Cost            Gains               (Losses)         Fair  Value
                                    ------------------------------------------------------------------

U. S. Treasury securities           $  30,877         $   1,230          $    (171)          $  31,936
State and municipal bonds             405,529            13,452             (2,054)            416,927
Corporate bonds                       119,713             4,305               (958)            123,060
Mortgage-backed securities             79,628             1,368             (1,185)             79,811
Certificates of deposit                 5,670                --                 --               5,670
                                    ------------------------------------------------------------------
                                      641,417            20,355             (4,368)            657,404
Equity securities                      41,223             4,727             (1,826)             44,124
                                    ------------------------------------------------------------------
                                    $ 682,640         $  25,082          $  (6,194)          $ 701,528
                                    ==================================================================


                    Medical Assurance Inc., and Subsidiaries

The amortized cost and estimated fair value of fixed maturities (in thousands) at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The Company uses the call date as the contractual maturity for prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations.



                                                      Amortized          Estimated
                                                        Cost             Fair Value
                                                      -----------------------------
Due in one year or less                               $  34,742           $  34,815
Due after one year through five years                   352,307             348,236
Due after five years through ten years                  114,307             110,445
Due after ten years                                      86,316              82,459
Mortgage-backed securities                               67,055              64,109
                                                      -----------------------------
                                                      $ 654,727           $ 640,064
                                                      =============================


Excluding investments in bonds and notes of the U. S. Government, U. S. Government agency, or prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations, no investment in any person or its affiliates exceeded 10% of stockholders' equity at December 31, 1999.

Amounts of investment income by investment category (in thousands) are as follows:



                                             Year ended December 31
                                  1999               1998               1997
                                ----------------------------------------------
Fixed maturities                $ 34,711           $ 34,926           $ 35,570
Equities                           1,589              1,877              1,701
Real estate                        1,581              1,416              1,388
Short-term investments             3,325              2,955              2,122
Other                                839              1,021                 64
                                ----------------------------------------------
                                  42,045             42,195             40,845
Investment expenses               (2,772)            (2,793)            (2,371)
                                ----------------------------------------------
Net investment income           $ 39,273           $ 39,402           $ 38,474
                                ----------------------------------------------


                    Medical Assurance Inc., and Subsidiaries

Gross gains and losses from sales of available for sale securities (in thousands) are included in other income as follows:



                                     Year ended December 31
                        1999               1998              1997
                      --------------------------------------------

Gross gains           $ 3,865           $ 11,827           $ 2,283
Gross losses           (2,128)              (546)             (544)
                      --------------------------------------------
Net gains             $ 1,737           $ 11,281           $ 1,739
                      ============================================


These amounts, net of related tax expense of $0.6 million, $3.9 million, and $0.6 million, respectively, were reclassified from "Accumulated other comprehensive income" included in stockholders' equity to "Other income" in the Consolidated Statements of Income.

Proceeds from sales of investments in available for sale securities were $125.7 million, $272.5 million and $128.5 million during 1999, 1998 and 1997, respectively.


3. REINSURANCE

The effect of reinsurance on premiums written and earned (in thousands) in 1999 was as follows:



                       Premiums
                       Written              Earned
                      -----------------------------

Direct                $ 184,669           $ 187,945
Assumed                  16,924              19,547
Ceded                   (44,670)            (43,068)
                      -----------------------------
Net Premiums          $ 156,923           $ 164,424
                      -----------------------------



Reinsurance contracts do not relieve the Company from its obligations to policyholders. A contingent liability exists with respect to reinsurance ceded to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. The Company continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

At December 31, 1999, all reinsurance recoverables are considered collectible; the amounts as shown in the accompanying consolidated balance sheets approximate the fair value of the amounts recoverable from reinsurers. As required by the various state insurance laws, reinsurance recoverables totaling approximately $7.4 million are collateralized by letters of credit or funds withheld.

                    Medical Assurance Inc., and Subsidiaries

4. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets (in thousands) are as follows:




                                                           December 31
                                                      1999             1998
                                                    ------------------------

Deferred tax liabilities:
     Unrealized gains on investments, net           $    --          $ 6,611
     Deferred acquisition costs                       2,734            4,557
     Other                                            3,764            2,457
                                                    ------------------------
Total deferred tax liabilities                        6,498           13,625

Deferred tax assets:
     Unrealized losses on investments, net            2,920               --
     Unpaid loss discount                            31,968           34,727
     Unearned premium adjustment                      5,681            5,795
                                                    ------------------------
Total deferred tax assets                            40,569           40,522
                                                    ------------------------
Net deferred tax assets                             $34,071          $26,897
                                                    ========================



In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets, and therefore, no valuation allowance has been established.

A reconciliation of "expected" income tax expense (35% of income before income taxes) to actual income tax expense in the accompanying financial statements (in thousands) follows:



                                                                 Year ended December 31
                                                      1999               1998               1997
                                                    ----------------------------------------------

Computed "expected" tax expense                     $ 22,106           $ 23,171           $ 17,208
Tax-exempt municipal and state bond income            (5,815)            (5,744)            (5,153)
Other                                                    169                252               (348)
                                                    ----------------------------------------------

Total                                               $ 16,460           $ 17,679           $ 11,707
                                                    ==============================================

                    Medical Assurance Inc., and Subsidiaries

5.  DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs include premium taxes, ceding commissions, brokerage fees and agents' commissions, and salaries, benefits and other expenses associated with underwriting. Unamortized deferred acquisition costs are included in other assets on the consolidated balance sheets and amounted to approximately $7.8 million and $13.0 million at December 31, 1999, and 1998, respectively.

As is common practice within the industry, reinsurance ceding commissions are deducted from acquisition costs and amounted to $8.2 million, $11.1 million, and $4.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. Amortization of deferred acquisition costs amounted to approximately $21.4 million, $13.7 million, and $15.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. Underwriting and insurance costs that are not directly related to the production of new and renewal premiums are charged to expense as incurred. These costs were $18.8 million, $19.8 million and $18.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.


6.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the reserve for losses and loss adjustment expenses (reserves) is summarized as follows (in thousands):



                                                                             1999            1998            1997
                                                                          ----------------------------------------
Balance at January 1                                                      $ 660,640       $ 614,729      $ 548,742
Less reinsurance recoverables                                               179,890         150,598        108,692
                                                                          ----------------------------------------
Net balance at January 1                                                    480,750         464,131        440,050

Incurred related to:
  Current year                                                              158,303         141,201        124,353
  Prior years                                                               (53,646)        (47,308)       (46,679)
                                                                          ----------------------------------------
Total incurred                                                              104,657          93,893         77,674

Paid related to:
  Current year                                                              (10,297)         (9,891)        (5,203)
  Prior years                                                               (88,826)        (67,383)       (48,390)
                                                                          ----------------------------------------
Total paid                                                                  (99,123)        (77,274)       (53,593)
                                                                          ----------------------------------------
Net balance at December 31                                                  486,284         480,750        464,131
Plus reinsurance recoverables                                               179,508         179,890        150,598
                                                                          ----------------------------------------
Balance at December 31                                                    $ 665,792       $ 660,640      $ 614,729
                                                                          ========================================

                    Medical Assurance Inc., and Subsidiaries

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


7. COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal actions arising primarily from claims related to insurance policies. At other times legal actions may arise from claims asserted by policyholders. The legal actions arising from these claims have been considered by the Company in establishing its reserves. While the outcome of all legal actions is not presently determinable, the Company's management and its legal counsel are of the opinion that the settlement of these actions will not have a material adverse effect on the Company's financial position or results of operations.


8. STOCKHOLDERS' EQUITY

At December 31, 1999, Medical Assurance, Inc. had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authority to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At December 31, 1999, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

The Board of Directors declared stock dividends of 5%, 10%, and 5% in December 1999, 1998 and 1997, respectively. In addition, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend on August 20, 1997. Cash was paid to shareholders for fractional shares. Earnings per share data for 1999, 1998 and 1997 have been stated as if all of the above dividends had been declared on January 1, 1997.

The Board of Directors of Medical Assurance, Inc. has reserved 1.9 million shares of common stock for issuance in accordance with the Company's Incentive Compensation Stock Plan. Under the terms of the plan, shares of Medical Assurance, Inc. stock are available to be awarded to key employees of Medical Assurance, Inc. and its subsidiaries. As of December 31 1999, 1998 and 1997, there were approximately 34,000, 25,000, and 16,000 shares, respectively, (after giving effect to subsequent stock dividends and stock split) issued under the plan.

"Accumulated other comprehensive income (loss)" shown in the Consolidated Statements of Changes in Capital is solely comprised of net unrealized gains (losses) on securities available for sale.

                    Medical Assurance Inc., and Subsidiaries

9.  STOCK OPTIONS

Under the Company's Incentive Compensation Stock Plan, 74,000, 84,000 and 242,000 options were granted in 1999, 1998 and 1997, respectively, at $21.01 per share, $26.03 per share and $24.68 per share, respectively. All options were granted at a price equal to the market price of the stock on the date of the grant. Stock options expire in ten years and were fully vested as of the grant date but are not exercisable for six months. The number of options granted and the exercise price have been adjusted for the stock dividends declared in 1999, 1998 and 1997. There were no options granted prior to 1997 and no options have been exercised to date.

Had the fair value method of accounting discussed in SFAS 123 been applied, net income would have been reduced by $0.5 million or $0.02 basic earnings per share in 1999, $0.6 million or $0.03 basic earnings per share in 1998, and $1.7 million or $0.07 basic earnings per share in 1997. The average fair value of options granted during 1999, 1998 and 1997 was $10.14, $10.88 and $11.08, respectively. The fair value was estimated using the Black-Scholes option pricing model based on the weighted average assumptions of: risk-free interest rate of 6.4% (1998-4.75% and 1997-5.92%); volatility of 0.275 (1998-0.250 and
1997-0.244), and for all years, expected life of 8 years and a dividend yield of 0%.


10. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

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

At December 31, 1999 and 1998, statutory capital for each company was sufficient to satisfy regulatory requirements. Amounts of statutory capital and surplus for the Company's insurance subsidiaries were $265.7 million and $245.0 million at December 31, 1999 and 1998, respectively.

The combined amounts of statutory net income for the years ended December 31, 1999, 1998 and 1997 for the Company's insurance subsidiaries were $53.4 million, $36.2 million, and $28.2 million, respectively.

Consolidated retained earnings are comprised primarily of subsidiaries' retained earnings. Each insurance company is restricted under the applicable State Insurance Code as to the amount of dividends it may pay without regulatory consent. In 2000, the insurance subsidiaries can pay dividends in the aggregate up to approximately $54.8 million without regulatory consent.

                    Medical Assurance Inc., and Subsidiaries

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations (in thousands, except per share amounts) for 1999 and 1998:



                                                                         1999
                                                 1st             2nd             3rd               4th
                                              ----------------------------------------------------------
Net premiums earned                           $41,342          $37,953          $37,745          $47,384
Net investment income                           9,611            9,765           10,087            9,810
Other income                                    1,395              838              683            1,416
Net income                                     11,452           11,658           11,145           12,445
Basic and diluted earnings per share             0.47             0.48             0.47             0.53



                                                                         1998
                                                 1st             2nd             3rd               4th
                                              ----------------------------------------------------------

Net premiums earned                           $31,764          $34,579          $37,676          $37,297
Net investment income                           9,688            9,732           10,157            9,825
Other income                                      887            1,900            4,899            5,199
Income before cumulative effect of
  accounting change                             9,859           11,397           13,536           13,731
Net income                                      8,736           11,397           13,536           13,731
Basic and diluted earnings per share:
     Income before cumulative effect of
       accounting change                         0.40             0.46             0.55             0.56
     Net Income                                  0.35             0.46             0.55             0.56



Quarterly earnings per share data for 1999 and 1998 have been restated giving retroactive effect as if the 1999 and 1998 stock dividends had been declared on January 1, 1998. The sum of the above amounts may vary from the annual amounts because of rounding.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
               SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)




                                                                                        COST
                                                                                         OR                         AMOUNT AT WHICH
                                                                                     AMORTIZED           FAIR        SHOWN IN THE
Type of Investment                                                                      COST            VALUE        BALANCE SHEET
                                                                                     ---------         --------     ---------------
Fixed Maturities:
  Bonds:
    U.S. Treasury securities ..................................................       $ 18,765         $ 18,695         $ 18,695
    State and municipal bonds .................................................        446,887          439,104          439,104
    Corporate bonds ...........................................................        116,350          112,486          112,486
    Mortgage-backed securities ................................................         67,055           64,109           64,109
    Certificates of deposit ...................................................          5,670            5,670            5,670
                                                                                      --------         --------         --------
        Total fixed maturities ................................................        654,727          640,064          640,064
                                                                                      --------         ========         --------
Equity securities .............................................................         41,694         $ 48,013           48,013
                                                                                                       ========
Real estate, net...............................................................         11,349                            11,349
Short-term investments ........................................................         62,492                            62,492
                                                                                      --------                          --------
        Total investments .....................................................       $770,262                          $761,918
                                                                                      ========                          ========


                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)

                           CONDENSED BALANCE SHEETS

                                                                  DECEMBER 31
                                                            ----------------------
                                                               1999          1998
                                                            --------      --------
ASSETS
Short-term investments                                      $ 24,588      $ 14,816
Equity securities, available for sale, at fair value          10,593            --
Investment in subsidiaries - at equity                       287,369       308,196
Receivable from subsidiaries                                   2,410         3,732
Cash                                                           1,934         1,684
Other assets                                                     733            60
                                                            --------      --------
                                                            $327,627      $328,488
                                                            ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities                                           $  1,903      $  4,308

Stockholders' equity
     Common stock                                             25,103        23,900
     Other stockholders' equity, including unrealized
         gains or losses on securities of subsidiaries       300,621       300,280
                                                            --------      --------
Total stockholders' equity                                  $325,724      $324,180
                                                            --------      --------
                                                            $327,627      $328,488
                                                            ========      ========

                           CONDENSED STATEMENTS OF INCOME
                                                            YEAR ENDED DECEMBER 31
                                                           ------------------------
                                                               1999         1998
                                                            --------      --------

Revenues:
Investment income                                           $    595      $    327
Other income                                                     636         1,018
                                                            --------      --------
                                                               1,231         1,345

Expenses:
Other expenses                                                 1,116         1,739
                                                            --------      --------
Income (loss) before income tax benefit and equity
    in undistributed net income of subsidiaries                  115          (394)
Federal and state income tax benefit                            (491)          (54)
                                                            --------      --------
Income (loss) before equity in undistributed
    net income of subsidiaries                                   606          (340)
Equity in undistributed net income of subsidiaries            46,094        47,740
                                                            --------      --------
Net income                                                  $ 46,700      $ 47,400
                                                            ========      ========

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                            YEAR ENDED DECEMBER 31
                                                            -----------------------
                                                               1999         1998
                                                            --------      --------
Cash used by operating activities                           $ (2,364)     $ (1,267)

Investing activities
     Cash received from subsidiaries                          20,000        15,000
     Net increase (decrease) in short-term investments        (9,772)      (12,223)
     Proceeds from sale of equity securities                   4,370         1,685
     Purchase of equity securities                           (12,162)
     Other                                                       207          (295)
                                                            --------      --------
                                                               2,643         4,167
Financing activities
     Dividends paid                                              (29)          (53)
     Purchase of Treasury Stock                                   --        (1,681)
                                                            --------      --------
                                                                 (29)       (1,734)

Increase in cash                                            $    250      $  1,166
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

2.       Related Party Transactions

The Company received dividends of $20 million in 1999 and $15 million in 1998 from The Medical Assurance Company, Inc.

During 1999, one of the Company's subsidiaries, The Medical Assurance Company, Inc., purchased 1.1 million shares of the Company's stock in the open market at a cost of approximately $27.9 million. In the parent-only financial statements, stockholders' equity has been reduced by the cost of all treasury shares, whether owned by the Company or by its subsidiaries. The Company's investment in subsidiaries has been reduced by the cost of the treasury shares owned by the subsidiaries.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                    1999           1998          1997
                                                                    ----           ----          ----

Deferred policy acquisition costs ..........................     $  7,808       $ 13,020      $  7,304
Reserve for losses and loss adjustment expenses ............      665,792        660,640       614,729
Unearned premiums ..........................................       70,925         76,229        79,700
Net premiums earned ........................................      164,424        141,316       118,967
Premiums assumed from other companies ......................       19,546         12,811        12,628
Net investment income ......................................       39,273         39,402        38,474
Net losses and loss adjustment expenses ....................      104,657         93,893        77,674
Underwriting, acquisition and insurance expenses:
     Amortization of deferred policy acquisition costs .....       21,450         13,735        15,412
     Other underwriting, acquisition
          and insurance expenses ...........................       18,762         19,773        18,491
Net premiums written .......................................      156,922        141,787       140,200

                    MEDICAL ASSURANCE INC. AND SUBSIDIARIES
                           SCHEDULE IV - REINSURANCE
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                   1999           1998          1997
                                                                 --------       --------      --------
PROPERTY & CASUALTY
Earned premiums before reinsurance                               $172,597       $161,954      $138,352
Reinsurance expense                                               (28,850)       (32,636)      (32,432)
Assumed from other companies                                       14,203          6,240        11,401
                                                                 --------       --------      --------
          Net premiums earned                                    $157,950       $135,558      $117,321
                                                                 ========       ========      ========

Percentage of amount assumed to net                                  8.99%          4.60%         9.72%
                                                                 ========       ========      ========

ACCIDENT AND HEALTH
Gross premiums earned                                            $ 15,348       $ 24,040      $  8,308
Ceded to other companies                                          (14,218)       (21,563)       (6,662)
Assumed from other companies                                        5,344          3,281            --
                                                                 --------       --------      --------

          Net premiums earned                                    $  6,474       $  5,758      $  1,646
                                                                 ========       ========      ========

Percentage of amount assumed to net                                 82.55%         56.98%         0.00%
                                                                 ========       ========      ========

OTHER
Gross premiums earned                                                  --             --            --
Ceded to other companies                                               --             --            --
Assumed from other companies                                           --             --            --
                                                                 --------       --------      --------

          Net premiums earned                                    $     --       $     --      $     --
                                                                 ========       ========      ========

Percentage of amount assumed to net                                  0.00%          0.00%         0.00%
                                                                 ========       ========      ========

Total net premiums earned                                        $164,424       $141,316      $118,967
                                                                 --------       --------      --------

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
    SCHEDULE VI - SUPPLEMENTARY PROPERTY AND CASUALTY INSURANCE INFORMATION
                 Years Ended December 31, 1999, 1998, and 1997
                             (dollars in thousands)

                                                            1999            1998            1997
                                                            ----            ----            ----
Deferred policy acquisition costs .................      $   7,808       $  13,020       $   7,304
Reserve for losses and loss adjustment expenses ...        665,792         660,640         614,729
Unearned premiums .................................         70,925          76,229          79,700
Net premiums earned ...............................        164,424         141,316         118,967
Net investment income .............................         39,273          39,402          38,474
Losses and loss adjustment expenses incurred
     related to current year, net of reinsurance ..        158,303         141,201         124,353
Losses and loss adjustment expenses incurred
     related to prior year, net of reinsurance ....        (53,646)        (47,308)        (46,679)
Amortization of deferred policy acquisition costs .         21,450          13,735          15,412
Paid losses and loss adjustment expenses related to
     current year losses, net of reinsurance ......        (10,297)         (9,891)         (5,203)
Paid losses and loss adjustment expenses related to
     prior year losses, net of reinsurance ........        (88,826)        (67,383)        (48,390)

                                 EXHIBIT INDEX

Exhibit
Number   Description                                                                    Page
------   -----------                                                                    ----
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

3.3      Bylaws of Medical Assurance, Inc. (3)

4        Specimen of Common Stock Certificate of Medical Assurance, Inc. (9)

10.1     Employment Agreement between A. Derrill Crowe, M.D. and Mutual
         Assurance, Inc., including amendments (1)

10.2     Employment Agreement between Bradley DeMonbrun, Ltd. and MOMED Holding
         Co., including amendments (7)

10.3 Medical Assurance, Inc. Incentive Compensation Stock Plan (formerly known as the Mutual Assurance, Inc. 1995 Stock Award Plan) (3)

10.4     Amendment and Assumption Agreement by and between Mutual Assurance,
         Inc. and MAIC Holdings, Inc. dated April 8, 1996 (6)

10.5     MAIC Holdings, Inc. Director Deferred Compensation Plan (9)

10.6     MAIC Holdings, Inc. Executive Incentive Compensation Plan (9)

10.7 Agreement between the Medical Association of the State of Alabama and Mutual Assurance Society of Alabama dated July 1, 1977 (1)

10.8     Endorsement and Marketing Agreement by and between Mutual Assurance,
         Inc., West Virginia Health Services, Inc., a West Virginia corporation wholly-owned by West Virginia Hospital Association, a West Virginia non- profit corporation, and West Virginia Hospital Insurance Company, a West Virginia insurance company, dated January 1, 1994 (2)

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

10.11    Stock Purchase Agreement by and between Mutual Assurance, Inc. and
         Indiana State Medical Association, an Indiana non-profit corporation and Physicians Insurance Company of Indiana, an Indiana insurance company effective as of January 1, 1995 (3)

10.12    Escrow Agreement among Physicians Insurance Company of Ohio, Mutual
         Assurance, Inc., and SouthTrust Bank of Alabama, National Association effective as of July 16, 1995 (4)

10.13    Credit Agreement dated as of December 15, 1995, between Medical
         Assurance, Inc. and SouthTrust Bank of Alabama, National Association
         (5)

10.14    Agreement and Plan of Merger between MOMED Holding Co., MAIC Holdings,
         Inc. and MOMED Acquisition, Inc. dated June 11, 1996 (7)

10.15    First Amended and Restated MOMED Holding Co. Self-Insured Directors
         and Officers Liability Trust Agreement between MOMED Holding Co., a
         Missouri corporation; its subsidiaries; and Boatmen's Trust Company, a trust company organized under the laws of Missouri, dated May 7, 1993
         (7)

10.16    Nomination Agreement between MOMED Holding Co. and MAIC Holdings, Inc.
         dated December 10, 1996 (8)

21       Subsidiaries of Medical Assurance, Inc.                                         60

23       Consent of Ernst & Young LLP                                                    62

27.1     Financial Date Schedule (for SEC use only)

(1) Filed as an exhibit to Mutual Assurance's Registration Statement on Form S-1 (Commission File No. 33-35223) and incorporated herein by the reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(2) Filed as an exhibit to Mutual Assurance's Form 10K for the year ended December 31, 1994 (Commission File No. 0-19439) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

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