Form 10-Q
period 2000-03-31
MEDICAL ASSURANCE INC
filed 2000-05-12
CIK 944492

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000 or

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

As of March 31, 2000, there were 23,404,865 shares of the registrant's common stock outstanding.

                               Table of Contents



Part I - Financial Information

   Item l. Condensed Consolidated Financial Statements (Unaudited) of Medical Assurance, Inc. and Subsidiaries

             Condensed Consolidated Balance Sheets.................................................3

             Condensed Consolidated Statements of Changes in Capital...............................4

             Condensed Consolidated Statements of Income...........................................5

             Condensed Consolidated Statements of Cash Flows.......................................6

             Notes to Condensed Consolidated Financial Statements..................................7

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations........................................10

Part II - Other Information

   Item 6.   Exhibits and Reports on Form 8-K.....................................................15

Signatures........................................................................................15

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                            MARCH 31          DECEMBER 31
                                                                              2000              1999
                                                                           ------------      ------------

ASSETS
Investments:
     Fixed maturities available for sale, at fair value                    $    647,961      $    640,064
     Equity securities available for sale, at fair value                         58,199            48,013
     Real estate, net                                                            11,177            11,349
     Short-term investments                                                      53,286            62,492
                                                                           ------------      ------------
Total investments                                                               770,623           761,918
Cash and cash equivalents                                                        13,751            19,409
Premiums receivable                                                              62,805            52,749
Receivable from reinsurers                                                      182,933           179,508
Prepaid reinsurance premiums                                                     11,383            15,663
Deferred taxes                                                                   33,247            34,071
Other assets                                                                     57,695            54,350
                                                                           ------------      ------------
                                                                           $  1,132,437      $  1,117,668
                                                                           ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Policy liabilities and accruals:
        Reserve for losses and loss adjustment expenses                    $    664,661      $    665,792
        Unearned premiums                                                        86,140            70,925
        Reinsurance premiums payable                                             34,800            34,921
                                                                           ------------      ------------
     Total policy liabilities                                                   785,601           771,638
     Other liabilities                                                           13,094            20,306
                                                                           ------------      ------------
Total liabilities                                                               798,695           791,944

Commitments and contingencies                                                        --                --

Stockholders' equity:
     Common stock, par value $1 per share; 100,000,000
        shares authorized; 25,103,368 and 25,102,901
           shares issued, respectively                                           25,103            25,103
     Additional paid-in capital                                                 231,949           231,941
     Accumulated other comprehensive loss, net of
        deferred tax benefits of $(2,794) and $(2,920), respectively             (5,189)           (5,424)
     Retained earnings                                                          119,652           111,957
                                                                           ------------      ------------
                                                                                371,515           363,577
        Less treasury stock at cost, 1,698,503 and 1,701,577 shares,
           respectively                                                         (37,773)          (37,853)
                                                                           ------------      ------------
Total stockholders' equity                                                      333,742           325,724
                                                                           ------------      ------------
                                                                           $  1,132,437      $  1,117,668
                                                                           ============      ============




See accompanying notes.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (UNAUDITED)
                                 (IN THOUSANDS)




                                                                     ACCUMULATED
                                                                        OTHER                          OTHER
                                                                    COMPREHENSIVE      RETAINED       CAPITAL
                                                         TOTAL      INCOME (LOSS)      EARNINGS       ACCOUNTS
                                                       ----------   -------------     ----------     ----------

Balance at December 31, 1999                           $  325,724     $   (5,424)     $  111,957     $  219,191

Comprehensive income
     Net income                                             7,695                          7,695
     Other comprehensive income, net of tax
        Unrealized gain on securities, net of
          reclassification adjustment of $246
          for gains included in net income                    235            235
                                                       ----------
     Comprehensive income                                   7,930

Common stock issued for compensation                           19                                            19

Sale of treasury stock                                         69                                            69

                                                       ----------     ----------      ----------     ----------
Balance at March 31, 2000                              $  333,742     $   (5,189)     $  119,652     $  219,279
                                                       ==========     ==========      ==========     ==========





                                                                     Accumulated
                                                                        Other                          Other
                                                                    Comprehensive      Retained       Capital
                                                         Total      Income (Loss)      Earnings       Accounts
                                                       ----------   -------------     ----------     ----------

Balance at December 31, 1998                           $  324,180     $   12,277      $   91,622     $  220,281

Comprehensive income
     Net income                                            11,452                         11,452
     Other comprehensive (loss), net of tax
        Unrealized losses on securities, net of
          reclassification adjustment of $669
          for gains included in net income                 (3,063)        (3,063)
                                                       ----------
     Comprehensive income                                   8,389

Common stock issued for compensation                           13                                            13

Net purchases of treasury stock                            (3,523)                                       (3,523)

                                                       ----------     ----------      ----------     ----------
Balance at March 31, 1999                              $  329,059     $    9,214      $  103,074     $  216,771
                                                       ==========     ==========      ==========     ==========



See accompanying notes.

                  MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   (in thousands, except per share data)





                                                  Three Months Ended
                                                       March 31
                                             ----------------------------
                                                2000              1999
                                             ----------        ----------

Revenues:
     Direct and assumed
        premiums written                     $   61,954        $   78,070
                                             ==========        ==========

     Premiums earned                         $   46,742        $   51,752
     Premiums ceded                              (9,466)          (10,410)
                                             ----------        ----------
     Net premiums earned                         37,276            41,342
     Net investment income                        9,765             9,611
     Other income                                   883             1,395
                                             ----------        ----------
Total revenues                                   47,924            52,348

Expenses:
     Losses and loss
        adjustment expenses                      37,014            35,420
     Reinsurance recoveries                      (7,359)           (9,045)
                                             ----------        ----------
     Net losses and loss
        adjustment expenses                      29,655            26,375
     Underwriting, acquisition
        and insurance expenses                    8,679            10,672
                                             ----------        ----------
Total expenses                                   38,334            37,047
                                             ----------        ----------

Income before income taxes                        9,590            15,301

Provision for income taxes:
     Current expense                              1,198             4,886
     Deferred expense (benefit)                     697            (1,037)
                                             ----------        ----------
                                                  1,895             3,849
                                             ----------        ----------

Net income                                   $    7,695        $   11,452
                                             ==========        ==========


Earnings per share:
     Net Income--basic and diluted           $     0.33        $     0.47
                                             ==========        ==========


Weighted average number
     of common shares
     outstanding--basic and diluted              23,403            24,430
                                             ==========        ==========



See accompanying notes.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                               Three Months Ended
                                                                                   March 31
                                                                           --------------------------
                                                                              2000            1999
                                                                           ----------      ----------
OPERATING ACTIVITIES

Net cash provided by operating activities                                  $    5,498      $   12,598

INVESTING ACTIVITIES
Purchases of fixed maturities available for sale                              (25,688)        (82,481)
Purchases of equity securities available for sale                             (13,588)         (1,145)
Proceeds from sale or maturities of fixed
     maturities available for sale                                             18,120          59,294
Proceeds from sale of equity securities available for sale                      3,049           7,721
Net decrease in short-term investments                                          9,206          11,012
Other                                                                          (2,255)           (200)
                                                                           ----------      ----------

Net cash used by investing activities                                         (11,156)         (5,799)

FINANCING ACTIVITIES
Purchases of treasury stock                                                        --          (3,172)
                                                                           ----------      ----------

Net cash used by financing activities                                              --          (3,172)
                                                                           ----------      ----------

(Decrease) increase in cash and cash equivalents                               (5,658)          3,627

Cash and cash equivalents at beginning of period                               19,409           9,022
                                                                           ----------      ----------

Cash and cash equivalents at end of period                                 $   13,751      $   12,649
                                                                           ==========      ==========



See accompanying notes.

                    Medical Assurance, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of Medical Assurance, Inc. and its subsidiaries, together referred to as the Company. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the December 31, 1999 audited consolidated financial statements and accompanying notes.



2. SEGMENT INFORMATION

         The Company operates in the United States of America and in only one reportable industry segment, which is providing professional and general liability insurance for physicians and surgeons, dentists, hospitals, and others engaged in the delivery of health care.


3. INVESTMENTS

         Proceeds from sales of investments in fixed maturities and equities available for sale were approximately $3.9 million and $43.0 million for the three month periods ended March 31, 2000 and 1999, respectively. Gross realized gains on such sales were approximately $0.9 million and $2.0 million at March 31, 2000 and 1999, respectively; gross realized losses on such sales were approximately $0.6 million and $1.0 million at March 31, 2000 and 1999, respectively. Realized gains and losses are included as a component of other income. The amortized cost of fixed maturities and equity securities available for sale was $714.1 million and $696.4 million at March 31, 2000 and December 31, 1999, respectively.

4. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

         The reserves for losses and loss adjustment expenses at March 31, 2000 and December 31, 1999 represent management's best estimate of the ultimate cost of all losses incurred but unpaid and are evaluated at least annually by independent consulting actuaries. Actual incurred losses may vary from estimated amounts due to the inherent difficulty in estimating development of long-tailed lines of business. Losses incurred and the related reserves are established utilizing a combination of two components: a) the application of expected loss factors to earned exposures for the current accident year, and b) actuarial re-evaluation of incurred loss levels for prior accident years. These components take into consideration prior loss experience, loss trends, and changes in the frequency and severity of claims. Any adjustments related to previously established amounts are included in current operations.


5. DEFERRED POLICY ACQUISITION COSTS

         Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Amortization of deferred acquisition costs, net of ceding commissions earned, amounted to approximately $4.0 million and $5.8 million for the three months ended March 31, 2000 and 1999, respectively.

         As is common practice within the industry, reinsurance ceding commissions are deducted from underwriting, acquisition and insurance expenses and amounted to $1.0 million and $2.5 million for the three months ended March 31, 2000 and 1999, respectively.



6. INCOME TAXES

         Income tax expense differs from the normal relationship to financial statement income principally because of tax-exempt interest income.

7. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

         On December 8, 1999 the Board of Directors declared a 5% stock dividend. Cash was paid to shareholders for fractional shares. Earnings per share data for 1999 has been restated as if this dividend had been declared on January 1, 1999.

         Medical Assurance, Inc. has 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At March 31, 2000, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

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

LIQUIDITY AND CAPITAL RESOURCES

         The payment of losses, loss adjustment expenses, and operating expenses in the ordinary course of business is currently the Company's principal need for liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided from these operating activities was sufficient during the first three months of 2000 to meet the Company's operating needs, and the Company believes those sources will be sufficient to meet its cash needs for operating purposes for at least the next twelve months.

         The Company did not borrow any funds during the three months ended March 31, 2000 and 1999, and currently has no requirements indicating a need to borrow significant funds in the next twelve months. The Company continues to have available through a lending institution a line of credit in the amount of $40 million. The Company is not charged a fee nor is it required to maintain compensating balances in connection with this line of credit.

         The Company continues to investigate the feasibility of growth through acquisition or other business combinations; a significant acquisition or combination could create a need for additional capital.

IMPACT OF YEAR 2000

         To date, the Company has experienced no Year 2000 related disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Premiums

         The following table presents information related to consolidated written, earned and ceded premiums (in thousands):


                                               Three months ended
                                                     March 31
                                             ------------------------       Increase
                                                2000           1999        (Decrease)
                                             -------------------------     ----------

Direct and assumed premiums written          $   61,954     $   78,070     $  (16,116)
                                             ==========     ==========     ==========

Direct and assumed premiums earned           $   46,742     $   51,752     $   (5,010)
Less:  Premiums ceded                             9,466         10,410           (944)
                                             ----------     ----------     ----------
Net premiums earned                          $   37,276     $   41,342     $   (4,066)
                                             ==========     ==========     ==========

         The change in direct and assumed premiums written was comprised in part of a decrease in accident and health premiums of $11.1 million. Although accident and health premiums are likely to continue to decrease, the decline is not expected to have a significant impact on the Company's retained business because they are heavily ceded. The remainder of the decrease in 1999 premiums for the quarter was due primarily medical malpractice premiums. Medical malpractice premiums for 1999 included $4.2 million of one-time additional premiums related to the January 1, 1999 purchase of a book of business. When these "purchased" premiums are excluded from 1999 premiums, medical malpractice premiums for 2000 increased slightly compared to the first quarter of 1999.

         The change in direct and assumed premiums earned for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999 is due primarily to decreased accident and health premiums of $2.8 million and decreased assumed reinsurance of $3.0 million. Medical malpractice premiums earned were relatively unchanged between the quarters; however, in the same manner as discussed above, 1999 earned premiums included $1.9 million of earned premiums related to the acquisition of the book of business discussed above that had no counterpart in 2000. Thus, when these premiums are excluded from the 1999 earned premiums, medical malpractice premiums for the quarter increased by $2.0 million.

         The Company believes that price increases are warranted based on current loss trends (see discussion under "Losses"). As such increases are implemented, the Company may experience a loss of insureds. However, the average premium per exposure will increase. As regulatory approval is required for price increases in many states, and premiums are earned over the policy period, usually one year, it will be at least 2001 before the full effect of the price increases are reflected in earned premiums.

         The Company cedes reinsurance to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide capacity for additional growth. Premiums ceded are estimated based on the terms of the respective reinsurance agreements. The estimated expense is continually reviewed and any adjustments that become necessary are included in current operations. Amounts recoverable from reinsurers are estimated in a manner consistent with the loss liability associated with the reinsured policies. The decrease in premiums ceded for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 is due to the decrease in earned premiums. The Company continually reviews the levels of coverages ceded and the related costs.


Investment Income

         The Company had consolidated net investment income of $9.8 million for the three months ended March 31, 2000, as compared to $9.6 million for the three months ended March 31, 1999. The increase was due primarily to a slightly higher yield offset by lower average invested assets. Average invested assets for 2000 did not increase as compared to 1999 primarily due to $27.9 million of treasury stock purchases in 1999; approximately $15.0 million of those purchases occurred in the last 4 months of 1999. The annualized average pre-tax investment yield for the quarter ended March 31, 2000 was 5.2% as compared to 5.1% for the quarter ended March 31, 1999.


Losses

         Consolidated losses and loss adjustment expenses (losses) and the related current year loss ratio are summarized in the following table (dollars in thousands). The current year loss ratio is based on net premiums earned.


                                        March 31, 2000             March 31, 1999
                                   ----------------------      ----------------------
                                                   Loss                       Loss
                                    Losses         Ratio        Losses        Ratio
                                   ----------------------      ----------------------

Incurred loss related to:
    Current year                   $ 39,655           106%     $ 39,625            96%
                                                 ========                    ========
    Prior years                     (10,000)                    (13,250)
                                   --------                    --------
   Net incurred loss               $ 29,655                    $ 26,375
                                   ========                    ========

         Losses incurred include two components: a) the application of expected loss factors to earned exposures for the current accident year, and b) actuarial re-evaluation of incurred loss levels for prior accident years. These components take into consideration prior loss experience, loss trends, and changes in the frequency and severity of claims. Any adjustments related to previously established amounts are included in current operations.

         Medical malpractice claims are resolved over an extended number of years and a number of these claims are litigated. During this extended period the legal environment and other factors may change such that actual results vary from estimated amounts. Due to the inherent difficulty in predicting ultimate losses, management has consistently utilized a conservative approach in developing its best estimate of such losses. Given the large volume of loss reserves at any balance sheet date, a small change in the estimate of those reserves can have a significant effect on current operations.

         The current accident year loss ratio (current accident year net loss divided by net premiums earned) increased to 106% from 96%. This change is due to increasing trends in severity and frequency of claims recognized by the Company during the first quarter of 2000. As a result of these same trends, the per claim average ultimate payment of indemnity and loss adjustment expenses for recent accident years appears likely to exceed comparable averages for previous years. Although such per claim average remains within the level contemplated by the previously established reserves, the effect was favorable loss development during the quarter ended March 31, 2000 of $10.0 million versus $13.2 million during the quarter ended March 31, 1999. If these trends continue, the Company may experience higher levels of incurred losses in subsequent periods.

Other Income

         Other income decreased by $0.5 million for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. The decrease is principally attributable to lower capital gains realized upon the sale of securities during the first quarter of 2000 compared to the first quarter of 1999.


Underwriting, Acquisition, and Insurance Expenses

         Underwriting, acquisition and insurance expenses are summarized in the following table (in thousands):


                                                          Three months ended
                                                                March 31
                                                       -------------------------      Increase
                                                          2000           1999        (Decrease)
                                                       -------------------------     ----------

Underwriting, acquisition and insurance expenses
    before reduction by ceding commissions earned      $    9,687     $   13,138     $   (3,451)
Less:  Ceding commissions earned                            1,008          2,466         (1,458)
                                                       ----------     ----------     ----------
Underwriting, acquisition and insurance expenses       $    8,679     $   10,672     $   (1,993)
                                                       ==========     ==========     ==========


         The decrease in underwriting, acquisition and insurance expenses is primarily due to lower amortization of policy acquisition costs in 2000 as compared to 1999. Policy acquisition costs are significantly higher related to certain premiums, primarily due to commissions. The decrease in policy acquisition costs for the first quarter of 2000 as compared to the first quarter of 1999 is due both to an overall decrease in the total amount of earned premiums and to changes in the mix of earned premiums between the quarters.

         State guaranty fund assessments, which are also included in underwriting, acquisition and insurance expenses, were $52,000 for the three months ended March 31, 2000 as compared to $471,000 for the three months ended March 31, 1999.

         The decrease in ceding commissions earned for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999 is principally due to lower ceded accident and health premiums.

Income Taxes

         The Company's effective tax rate was 20% for the three months ended March 31, 2000 and 25% for the three months ended March 31, 1999. These rates are lower than the statutory rate of 35% principally due to the effect of tax-exempt investment income. The effective rate for 2000 was lower than the rate for 1999 because tax exempt income represented a larger portion of income before income taxes.


FORWARD-LOOKING STATEMENTS

         This discussion contains historical information, as well as forward-looking statements that are based upon Medical Assurance's estimates and anticipation of future events that are subject to certain risks and uncertainties that could cause actual results to vary materially from the expected results described in the forward-looking statements. The Company's expectations regarding losses, the retention of current business, expansion of product lines, development of business in new geographical areas, Year 2000 compliance, and market risks depend on a variety of factors, including economic, legal, competitive and market conditions which may be beyond the Company's control and are thus difficult or impossible to predict. In view of the many uncertainties inherent in the forward-looking statements made in this document, the inclusion of such information should not be taken as representation by the Company or any other person that Medical Assurance's objectives or plans will be realized.

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


                                             Medical Assurance, Inc.




  May 12, 2000                               By: /s/ James J. Morello
                                                --------------------------------
                                             James J. Morello, Treasurer
                                             (duly authorized officer and
                                             principal financial officer)