Form 10-Q
period 2000-06-30
MEDICAL ASSURANCE INC
filed 2000-08-14
CIK 944492

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2000 or

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

As of June 30, 2000, there were 23,406,069 shares of the registrant's common stock outstanding.

                                Table of Contents

Part I - Financial Information

   Item l. Condensed Consolidated Financial Statements (Unaudited) of Medical Assurance, Inc. and Subsidiaries

             Condensed Consolidated Balance Sheets.............................................................       3

             Condensed Consolidated Statements of Changes in Capital...........................................       4

             Condensed Consolidated Statements of Income.......................................................       5

             Condensed Consolidated Statements of Cash Flows...................................................       6

             Notes to Condensed Consolidated Financial Statements..............................................       7

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations.....................................................      11

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................................      20

Part II - Other Information

   Item 6.   Exhibits and Reports on Form 8-K..................................................................      21

Signatures ....................................................................................................      21

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           JUNE 30        December 31
                                                                            2000              1999
                                                                        -----------       -----------
ASSETS
Investments:
    Fixed maturities available for sale, at fair value                  $   642,664       $   640,064
    Equity securities available for sale, at fair value                      65,263            48,013
    Real estate, net                                                         11,191            11,349
    Short-term investments                                                   48,577            62,492
                                                                        -----------       -----------
Total investments                                                           767,695           761,918
Cash and cash equivalents                                                    19,396            19,409
Premiums receivable                                                          59,706            52,749
Receivable from reinsurers                                                  189,308           179,508
Prepaid reinsurance premiums                                                  8,858            15,663
Deferred taxes                                                               32,887            34,071
Other assets                                                                 55,540            54,350
                                                                        -----------       -----------
                                                                        $ 1,133,390       $ 1,117,668
                                                                        ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Policy liabilities and accruals:
      Reserve for losses and loss adjustment expenses                   $   669,582       $   665,792
      Unearned premiums                                                      75,832            70,925
      Reinsurance premiums payable                                           36,770            34,921
                                                                        -----------       -----------
    Total policy liabilities                                                782,184           771,638
    Other liabilities                                                        11,357            20,306
                                                                        -----------       -----------
Total liabilities                                                           793,541           791,944

Commitments and contingencies                                                    --                --

Stockholders' equity:
    Common stock, par value $1 per share; 100,000,000
      shares authorized; 25,104,572 and 25,102,901
        shares issued, respectively                                          25,105            25,103
    Additional paid-in capital                                              231,957           231,941
    Accumulated other comprehensive loss, net of
      deferred tax benefits of $(2,960) and $(2,920), respectively           (5,497)           (5,424)
    Retained earnings                                                       126,057           111,957
                                                                        -----------       -----------
                                                                            377,622           363,577
      Less treasury stock at cost, 1,698,503 and 1,701,577 shares,
        respectively                                                        (37,773)          (37,853)
                                                                        -----------       -----------
Total stockholders' equity                                                  339,849           325,724
                                                                        -----------       -----------
                                                                        $ 1,133,390       $ 1,117,668
                                                                        ===========       ===========

See accompanying notes.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      ACCUMULATED
                                                                         OTHER                           OTHER
                                                                     COMPREHENSIVE      RETAINED        CAPITAL
                                                       TOTAL         INCOME (LOSS)      EARNINGS        ACCOUNTS
                                                     ---------       -------------      --------        --------
Balance at December 31, 1999                         $ 325,724         $ (5,424)        $111,957        $219,191

Comprehensive income
    Net income                                          14,100                            14,100
    Other comprehensive (loss), net of tax
      Unrealized losses on securities, net of
        reclassification adjustment of $376
        for gains included in net income                   (73)             (73)
                                                     ---------
    Comprehensive income                                14,027

Common stock issued for compensation                        29                                                29

Sale of treasury stock                                      69                                                69

                                                     ---------         --------         --------        --------
Balance at June 30, 2000                             $ 339,849         $ (5,497)        $126,057        $219,289
                                                     =========         ========         ========        ========


                                                                      ACCUMULATED
                                                                         OTHER                           OTHER
                                                                     COMPREHENSIVE      RETAINED        CAPITAL
                                                       TOTAL         INCOME (LOSS)      EARNINGS        ACCOUNTS
                                                     ---------       -------------      --------        --------

Balance at December 31, 1998                         $ 324,180         $ 12,277         $ 91,622        $220,281

Comprehensive income
    Net income                                          23,110                            23,110
    Other comprehensive (loss), net of tax
      Unrealized losses on securities, net of
        reclassification adjustment of $886
        for gains included in net income               (11,914)         (11,914)
                                                     ---------
    Comprehensive income                                11,196

Common stock issued for compensation                        36                                                36

Net purchases of treasury stock                         (9,093)                                           (9,093)

                                                     ---------         --------         --------        --------
Balance at June 30, 1999                             $ 326,319         $    363         $114,732        $211,224
                                                     =========         ========         ========        ========

See accompanying notes.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            Three Months Ended             Six Months Ended
                                                 June 30                        June 30
                                        -----------------------       -------------------------
                                          2000           1999            2000            1999
                                        --------       --------       ---------       ---------
Revenues:
    Direct and assumed
      premiums written                  $ 43,524       $ 31,579       $ 105,478       $ 109,649
                                        ========       ========       =========       =========

    Premiums earned                     $ 53,829       $ 49,195       $ 100,571       $ 100,947
    Premiums ceded                        (9,991)       (11,242)        (19,457)        (21,652)
                                        --------       --------       ---------       ---------
    Net premiums earned                   43,838         37,953          81,114          79,295
    Net investment income                  9,842          9,765          19,607          19,376
    Other income                             986            838           1,869           2,233
                                        --------       --------       ---------       ---------
Total revenues                            54,666         48,556         102,590         100,904

Expenses:
    Losses and loss
      adjustment expenses                 46,028         35,286          83,042          70,706
    Reinsurance recoveries                (9,847)       (12,292)        (17,206)        (21,337)
                                        --------       --------       ---------       ---------
    Net losses and loss
      adjustment expenses                 36,181         22,994          65,836          49,369
    Underwriting, acquisition
      and insurance expenses              11,033          9,615          19,712          20,287
                                        --------       --------       ---------       ---------
Total expenses                            47,214         32,609          85,548          69,656
                                        --------       --------       ---------       ---------

Income before income taxes                 7,452         15,947          17,042          31,248

Provision for income taxes:
    Current expense                          517          4,184           1,715           9,070
    Deferred expense  (benefit)              530            105           1,227            (932)
                                        --------       --------       ---------       ---------
                                           1,047          4,289           2,942           8,138
                                        --------       --------       ---------       ---------

Net income                              $  6,405       $ 11,658       $  14,100       $  23,110
                                        ========       ========       =========       =========

Earnings per share:
    Net income--basic and diluted       $   0.27       $   0.48       $    0.60       $    0.95
                                        ========       ========       =========       =========

Weighted average number
    of common shares
    outstanding--basic and diluted        23,405         24,202          23,404          24,316
                                        ========       ========       =========       =========

See accompanying notes.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               Six Months Ended
                                                                                    June 30
                                                                        -----------------------------
                                                                            2000              1999
                                                                        -----------       -----------
OPERATING ACTIVITIES

Net cash provided by operating activities                               $    11,305       $    23,442

INVESTING ACTIVITIES
Purchases of fixed maturities available for sale                            (35,228)         (133,833)
Purchases of equity securities available for sale                           (23,516)           (6,787)
Proceeds from sale or maturities of fixed
    maturities available for sale                                            32,948            96,743
Proceeds from sale of equity securities available for sale                    4,589            10,162
Net decrease in short-term investments                                       13,915            29,706
Other                                                                        (4,026)           (6,347)
                                                                        -----------       -----------

Net cash used by investing activities                                       (11,318)          (10,356)

FINANCING ACTIVITIES
Purchases of treasury stock                                                      --            (9,230)
                                                                        -----------       -----------

Net cash used by financing activities                                            --            (9,230)
                                                                        -----------       -----------

(Decrease) increase in cash and cash equivalents                                (13)            3,856

Cash and cash equivalents at beginning of period                             19,409             9,022
                                                                        -----------       -----------

Cash and cash equivalents at end of period                              $    19,396       $    12,878
                                                                        ===========       ===========

See accompanying notes.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of Medical Assurance, Inc. and its subsidiaries, together referred to as the Company. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the December 31, 1999 audited consolidated financial statements and accompanying notes.


2.       SEGMENT INFORMATION

         The Company operates in the United States of America and in only one reportable industry segment, which is providing professional and general liability insurance for physicians and surgeons, dentists, hospitals, and others engaged in the delivery of health care.

3.       INVESTMENTS

         Proceeds from sales of investments in fixed maturities and equities available for sale were approximately $12.3 million and $76.2 million for the six months ended June 30, 2000 and 1999, respectively. Gross realized gains on such sales were approximately $1.4 million and $2.6 million at June 30, 2000 and 1999, respectively; gross realized losses on such sales were approximately $0.9 million and $1.2 million at June 30, 2000 and 1999, respectively. Realized gains and losses are included as a component of other income. The amortized cost of fixed maturities and equity securities available for sale was $716.4 million and $696.4 million at June 30, 2000 and December 31, 1999, respectively.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.       RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

         The reserves for losses and loss adjustment expenses at June 30, 2000 and December 31, 1999 represent management's best estimate of the ultimate cost of all losses incurred but unpaid and are evaluated at least annually by independent consulting actuaries. Actual incurred losses may vary from estimated amounts due to the inherent difficulty in estimating development of long-tailed lines of business. Losses incurred and the related reserves are established utilizing a combination of two components: a) the application of expected loss factors to earned exposures for the current accident year, and b) actuarial re-evaluation of incurred loss levels for prior accident years. These components take into consideration prior loss experience, loss trends, and changes in the frequency and severity of claims. Any adjustments related to previously established amounts are included in current operations.

5. DEFERRED POLICY ACQUISITION COSTS

         Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Amortization of deferred acquisition costs, net of ceding commissions earned, amounted to approximately $10.5 million and $10.8 million for the six months ended June 30, 2000 and 1999, respectively.

         As is common practice within the industry, reinsurance ceding commissions are deducted from underwriting, acquisition and insurance expenses and amounted to $2.3 million and $4.0 million for the six months ended June 30, 2000 and 1999, respectively.

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

         Medical Assurance, Inc. has 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At June 30, 2000, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

         In July 2000 the Company's Board of Directors authorized the purchase of up to one million shares of its common stock in the open market. The Company's purchase of any of its shares is subject to limitations that may be imposed on such purchases by applicable securities laws and regulations and the rules of the New York Stock Exchange. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company's other capital requirements.


8.       CONSOLIDATION AGREEMENT

         On June 22, 2000 the Company entered into a definitive agreement to consolidate with Professionals Group, Inc. ("Professionals Group") (Nasdaq National Market: PICM). The entity resulting from the consolidation of Professionals Group and the Company will be known as "Medical and Professionals Assurance, Inc."

         Professionals Group is an insurance holding company that provides medical professional liability insurance and related services to physicians, dentists, hospitals and other health care providers and facilities. Professionals Group also owns 77% of MEEMIC Holdings, Inc. (Nasdaq National
Market: MEMH) which provides personal auto and homeowners coverages primarily to educational employees and other Michigan based policy holders through MEEMIC Insurance Company. As of March 31, 2000, Professionals Group had total assets of $1,094 million, total policy liabilities of $874 million, and shareholders' equity of $220 million. Professionals Group had approximately 9.0 million shares of common stock outstanding as of March 31, 2000.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Medical and Professionals Assurance, Inc. ("MPAI") will own all of the stock of the Company and of Professionals Group. Upon completion of the consolidation, the Company's shareholders will exchange their shares on a one-for-one basis for shares of MPAI and Professionals Group shareholders will receive their choice of $12.00 in cash and $14.00 in shares of stock in the new holding company (based on the "market value" of the Company's stock during a period preceding closing) or $26.00 cash for each share of Professionals Group stock they own. The amount of cash consideration payable with respect to each share of Professionals Group upon completion of the consolidation may be increased or decreased to reflect certain increases or decreases in the aggregate market value of Professionals Group's portfolio assets that occur between December 31, 1999 and the end of the second-to-last calendar month preceding the completion of the consolidation. At least 10% of the value of the consideration issued to the stockholders of Professionals Group, taken as a whole, must be represented by shares of stock in the new holding company. The cash payable to the shareholders of Professionals Group will be financed in part from cash available from the Company and Professionals Group and their respective insurance subsidiaries. The Company intends to finance the balance through debt. The amount of cash to be derived from the insurance subsidiaries, as well as the terms of the bank financing, is subject to regulatory approval.

         The consolidation, which is subject to certain insurance and anti-trust regulatory approvals and to shareholder approvals, is expected to be completed in early 2001. The combination of the Company and MPAI will be reported in a manner similar to a pooling of interests. The combination with Professionals Group will be accounted for as a purchase.

9. COMMITMENTS AND CONTINGENCIES

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

LIQUIDITY AND CAPITAL RESOURCES

         The payment of losses, loss adjustment expenses, and operating expenses in the ordinary course of business is currently the Company's principal need for liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided from these operating activities was sufficient during the first six months of 2000 to meet the Company's operating needs, and the Company believes those sources will be sufficient to meet its cash needs for operating purposes for at least the next twelve months. The Company did not borrow any funds during the six-month periods ended June 30, 2000 and 1999.

          The Company continues to have available through a lending institution a line of credit in the amount of $40 million. The Company is not charged a fee nor is it required to maintain compensating balances in connection with this line of credit.

         As discussed in the accompanying Notes to the Condensed Consolidated Financial Statements and in the report on Form 8-K as listed in Item 6(b) hereof, the Company has entered into a definitive agreement with Professionals Group, Inc. to consolidate into a newly formed insurance holding company to be named Medical and Professionals Assurance, Inc. The consolidation is subject to various contingencies, including regulatory and shareholder approval but is expected to be effective in early 2001. The consolidation will result in a substantial cash payment to Professionals Group shareholders. Based on the number of Professionals Group shares outstanding at March 31, 2000, the amount of this cash payment will range from $107 to $209 million, dependent upon the number of Professional Group shareholders that elect to receive an exchange of cash versus the number of shareholders that elect to receive cash and stock.

         The cash payable to the shareholders of Professionals Group will be financed in part from cash available from the Company and Professionals Group and their respective insurance subsidiaries. The Company intends to initially finance the balance through indebtedness with banks or other financial institutions. The amount of cash to be derived from the insurance subsidiaries, as well as the terms of the bank financing, is subject to regulatory approval. In addition, the plan of financing is subject to review by A. M. Best Rating Agency as each party's obligation to complete the consolidation is subject to the condition that the other party's insurance subsidiaries have a rating of A-or higher from A. M. Best Rating Agency at the time of the consolidation, and is subject to the further condition that no insurance subsidiary shall have received a notification from A. M. Best Rating Agency that its rating will be lower than A- after giving effect to the consolidation.

         In July 2000 the Company's Board of Directors authorized the purchase of up to one million shares of its common stock in the open market, believing that under certain market conditions that the repurchase of shares represents one of the most effective uses of Company capital. The Company's purchase of any of its shares is subject to limitations that may be imposed on such purchases by applicable securities laws and regulations and the rules of the New York Stock Exchange. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the capital requirements of the business combination with Professionals Group.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Premiums

         The following table presents information related to consolidated written, earned and ceded premiums (in thousands):

                                                        Six months ended
                                                             June 30
                                                 ------------------------------              Increase
                                                   2000                  1999               (Decrease)
                                                 --------              --------             ----------
Direct and assumed premiums written              $105,478              $109,649              $(4,171)
                                                 ========              ========              =======

Direct and assumed premiums earned               $100,571              $100,947              $  (376)
Less:  Premiums ceded                              19,457                21,652               (2,195)
                                                 --------              --------              -------
Net premiums earned                              $ 81,114              $ 79,295              $ 1,819
                                                 ========              ========              =======

         Direct and assumed medical malpractice premiums written totaled $91.2 million and $97.1 million, respectively, for the six month periods ended June 30, 2000 and 1999. Medical malpractice premiums written during the six months ended June 30, 2000 decreased by $5.9 million as compared to the same period of 1999. Approximately $3.9 million of this decrease resulted from one-time additional premiums written in January 1999 related to the purchase of a book of business.

         The Company believes that medical malpractice rate increases are warranted based on current loss trends (see discussion under "Losses"). The Company has begun implementing its approved rate increases; additional rate increases are planned. Additionally, the Company has increased its efforts to write premiums in all states at the Company's current approved "manual" rates. As rate increases are implemented, the Company may experience a loss of insureds, however, the Company does not believe the measures taken to date have materially lowered retention rates. Since premiums are earned over an entire policy period (usually one-year) the full effect of the rate increases will phase in throughout the year after each policy is written at the higher price.

         The Company writes accident and health, workers compensation and multi-line premiums from time to time as opportunities arise. These policies historically yield lower margins than the Company's other lines of business and thus are not a primary focus of operations. However, this business does provide an opportunity to utilize the Company's capital and produces revenue from fees and commissions. Given the uncertain market conditions in these areas, variations in premiums are to be expected as pricing conditions change rapidly. For the six months ended June 30, 2000 as compared to the same period of 1999, direct and assumed workers compensation and multi-line premiums increased $5.6 million, offset by a $3.8 million decrease in direct and assumed accident and health premiums written.

         Direct and assumed medical malpractice premiums earned decreased $5.0 million for the six months ended June 30, 2000 as compared to same period in 1999. As with written premiums, $3.1 million of this decrease was due to one-time additional premiums earned in 1999 related to the purchase of a book of business. Direct and assumed accident and health, workers compensation and multi-line premiums earned increased by $4.6 million during the six months ended June 30, 2000 as compared to the same period of 1999.

         The Company cedes reinsurance to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide capacity for additional growth. Premiums ceded are estimated based on the terms of the respective reinsurance agreements. The estimated expense is continually reviewed and any adjustments that become necessary are included in current operations. Amounts recoverable from reinsurers are estimated in a manner consistent with the loss liability associated with the reinsured policies. The decrease in premiums ceded for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 is primarily due to decreased direct accident and health premiums earned, which are heavily ceded. The Company continually reviews the levels of coverage ceded and the related costs.

Investment Income

         The Company had consolidated net investment income of $19.6 million for the six months ended June 30, 2000, as compared to $19.4 million for the six months ended June 30, 1999. The annualized average pre-tax investment yield for both six-month periods was 5.2% and average invested assets were at about the same levels for both periods. Average invested assets for 2000 did not increase as compared to 1999 primarily due to $15.0 million of treasury stock purchased in the last four months of 1999.

Losses

         Consolidated losses and loss adjustment expenses (losses) and the related current year loss ratio are summarized in the following table (dollars in thousands). The current year loss ratio is based on net premiums earned.

                                                                  Six months ended
                                                June 30, 2000                         June 30, 1999
                                           -----------------------              -------------------------
                                                             Loss                                   Loss
                                            Losses           Ratio               Losses             Ratio
                                           --------          -----              --------            -----
Incurred loss related to:
    Current year                           $ 83,336           103%              $ 75,869              96%
                                                              ===                                     ==
    Prior years                             (17,500)                             (26,500)
                                           --------                             --------
    Net incurred loss                      $ 65,836                             $ 49,369
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

         Medical malpractice claims are resolved over an extended number of years and a number of these claims are litigated. Management uses its best estimate in establishing its loss reserves, but during the extended period in which claims are resolved the legal environment and other factors may change. Consequently ultimate losses are inherently difficult to estimate and actual results may vary from the estimated amounts. Given the large volume of loss reserves at any balance sheet date, a small change in the estimate of those reserves can have a significant effect on current operations.

         The current accident year loss ratio (current accident year net loss divided by net premiums earned) increased to 103% from 96%. This change is due to increasing trends in severity and frequency of medical malpractice claims recognized by the Company during the first six months of 2000. As a result of these same trends, the per claim average ultimate payment of indemnity and loss adjustment expenses for recent accident years appears likely to exceed comparable averages for previous years. Although such per claim average remains within the level contemplated by the previously established reserves, the effect was favorable loss development during the six months ended June 30, 2000 of $17.5 million versus $26.5 million during the six months ended June 30, 1999. If these trends continue, the Company may experience higher levels of incurred losses in subsequent periods.

Other Income

         Other income decreased by $0.4 million for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The decrease is principally attributable to lower capital gains realized upon the sale of securities during 2000 as compared to 1999.

Underwriting, Acquisition, and Insurance Expenses

         Underwriting, acquisition and insurance expenses are summarized in the following table (in thousands):

                                                             Six months ended
                                                                  June 30
                                                      ------------------------------              Increase
                                                        2000                  1999               (Decrease)
                                                      --------              --------             ----------
Underwriting, acquisition and insurance expenses
    before reduction by ceding commissions earned      $22,043              $24,284               $(2,241)
Less:  Ceding commissions earned                         2,331                3,997                (1,666)
                                                       -------              -------               -------
Underwriting, acquisition and insurance expenses       $19,712              $20,287               $  (575)
                                                       =======              =======               =======

         Underwriting, acquisition and insurance expenses were lower for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 primarily due to the mix of business reflecting lower policy acquisition costs related to medical malpractice premiums offset in part by higher policy acquisition costs related to increased workers compensation premiums.

         State guaranty fund assessments, which are also included in underwriting, acquisition and insurance expenses, were approximately $419,000 for the six months ended June 30, 2000 as compared to $468,000 for the six months ended June 30, 1999.

         The decrease in ceding commissions earned for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 is principally due to lower ceded accident and health premiums.

Income Taxes

         The Company's effective tax rate was 17% for the six months ended June 30, 2000 and 26% for the six months ended June 30, 1999. These rates are lower than the statutory rate of 35% principally due to the effect of tax-exempt investment income. The effective rate for 2000 was lower than the rate for 1999 because tax exempt income represented a larger portion of income before income taxes.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Premiums

         The following table presents information related to consolidated written, earned and ceded premiums (in thousands):

                                                            Three months ended
                                                                  June 30
                                                      -----------------------------               Increase
                                                        2000                  1999               (Decrease)
                                                      -------               -------              ----------
Direct and assumed premiums written                   $43,524               $31,579                $11,945
                                                      =======               =======                =======

Direct and assumed premiums earned                    $53,829               $49,195                $ 4,634
Less:  Premiums ceded                                   9,991                11,242                 (1,251)
                                                      -------               -------                -------
Net premiums earned                                   $43,838               $37,953                $ 5,885
                                                      =======               =======                =======

         Direct and assumed medical malpractice premiums written totaled $36.1 million and $35.4 million, respectively, for the three month periods ended June 30, 2000 and 1999. Medical malpractice premiums written during the quarter ended June 30, 2000 increased by $0.6 million as compared to the quarter ended June 30, 1999, which is not a significant change.

         The Company began implementation of rate increases during the second quarter of 2000 as previously discussed. Since premiums are earned over an entire policy period (usually one year) the full effect of the rate increases will phase in throughout the year after each policy is written at the higher price.

         During the quarter ended June 30, 2000 as compared to the same period of 1999, direct and assumed accident and health premiums written increased $7.3 million; direct and assumed workers compensation and multi-line premiums increased $4.0 million for the same periods. This increase largely reflects timing differences between first and second quarters of 1999 and 2000 with regard to policies issued, renewed and canceled; as previously discussed, the year to date increase related to these lines was $1.8 million.

         Direct and assumed medical malpractice premiums earned decreased $1.8 million for the quarter ended June 30, 2000 when compared to the same quarter of 1999. Approximately $1.2 million of this decrease was due to one-time additional premiums recognized during the second quarter of 1999 related to the purchase of a book of business. Direct and assumed accident and health, workers compensation, and multi-line premiums earned increased by $6.4 million for the quarter ended June 30, 2000 as compared to the same period of 1999.

         The Company cedes reinsurance to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide capacity for additional growth. Premiums ceded are estimated based on the terms of the respective reinsurance agreements. The estimated expense is continually reviewed and any adjustments that become necessary are included in current operations. Amounts recoverable from reinsurers are estimated in a manner consistent with the loss liability associated with the reinsured policies. The decrease in premiums ceded is due primarily to lower direct accident and health premiums, which are heavily ceded, earned for the second quarter of 2000 as compared to the second quarter of 1999. The remaining decrease is due to a greater proportion of earned premiums in states where the cession levels are lower. The Company continually reviews the levels of coverage ceded and the related costs.

Investment Income

         The Company had consolidated net investment income of approximately $9.8 million for each of the quarters ended June 30, 2000. The annualized average pre-tax investment yield for each quarter was 5.2%. The level of average invested assets was approximately the same during both quarters. Average invested assets for 2000 did not increase as compared to 1999 primarily due to $15.0 million of treasury stock purchased in the last four months of 1999.

Losses

         Consolidated losses and loss adjustment expenses (losses) and the related current year loss ratio are summarized in the following table (dollars in thousands). The current year loss ratio is based on net premiums earned.

                                                        Three months ended
                                       June 30, 2000                         June 30, 1999
                                  -----------------------              -------------------------
                                                    Loss                                   Loss
                                   Losses           Ratio               Losses             Ratio
                                  --------          -----              --------            -----
Incurred loss related to:
    Current year                  $ 43,681           100%              $ 36,244              96%
                                                     ===                                     ==
    Prior years                     (7,500)                             (13,250)
                                  --------                             --------
    Net incurred loss             $ 36,181                             $ 22,994
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

         Medical malpractice claims are resolved over an extended number of years and a number of these claims are litigated. Management uses its best estimate in establishing its loss reserves, but during the extended period in which claims are resolved the legal environment and other factors may change. Consequently ultimate losses are inherently difficult to estimate and actual results may vary from the estimated amounts. Given the large volume of loss reserves at any balance sheet date, a small change in the estimate of those reserves can have a significant effect on current operations.

         The current accident year loss ratio (current accident year net loss divided by net premiums earned) for the quarter increased to 100% from 96%. This change is due to increasing trends in severity and frequency of medical malpractice claims recognized by the Company during 2000. As a result of these same trends, the per claim average ultimate payment of indemnity and loss adjustment expenses for recent accident years appears likely to exceed comparable averages for previous years. Although such per claim average remains within the level contemplated by the previously established reserves, the effect was favorable loss development during the quarter ended June 30, 2000 of $7.5 million versus $13.3 million during the quarter ended June 30, 1999. If these trends continue, the Company may experience higher levels of incurred losses in subsequent periods.

Other Income

         Other income increased by $148,000 for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. The increase is principally attributable to additional fee income earned in 2000, offset by a $134,000 decrease in realized capital gains.

Underwriting, Acquisition, and Insurance Expenses

         Underwriting, acquisition and insurance expenses are summarized in the following table (in thousands):

                                                                Three months ended
                                                                      June 30
                                                          -----------------------------               Increase
                                                            2000                  1999               (Decrease)
                                                          -------               -------              ----------

Underwriting, acquisition and insurance expenses
    before reduction by ceding commissions earned         $12,356               $11,146               $ 1,210
Less:  Ceding commissions earned                            1,323                 1,531                  (208)
                                                          -------               -------               -------
Underwriting, acquisition and insurance expenses          $11,033               $ 9,615               $ 1,418
                                                          =======               =======               =======

         The increase in underwriting, acquisition and insurance expenses for the second quarter of 2000 as compared to the second quarter of 1999 primarily results from changes in the mix of earned premiums between the quarters, particularly due to increased workers compensation premiums earned. Included in this increase was approximately $370,000 of state guaranty fund assessments.

         Ceding commissions earned for the quarter ended June 30, 2000 decreased as compared to the quarter ended June 30, 1999 due to changes in the mix of earned premiums between the quarters.

Income Taxes

         The Company's effective tax rate was 14% for the three months ended June 30, 2000 and 27% for the three months ended June 30, 1999. These rates are lower than the statutory rate of 35% principally due to the effect of tax-exempt investment income. The effective rate for 2000 was lower than the rate for 1999 because tax exempt income represented a larger portion of income before income taxes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in the reported market risks since the end of the most recent fiscal year as described In the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

FORWARD-LOOKING STATEMENTS

         This discussion contains historical information, as well as forward-looking statements that are based upon the Company's estimates and anticipation of future events that are subject to certain risks and uncertainties that could cause actual results to vary materially from the expected results described in the forward-looking statements. The Company's expectations regarding losses, the retention of current business, expansion of product lines, development of business in new geographical areas, Year 2000 compliance, and market risks depend on a variety of factors, including economic, legal, competitive and market conditions which may be beyond the Company's control and are thus difficult or impossible to predict. In view of the many uncertainties inherent in the forward-looking statements made in this document, the inclusion of such information should not be taken as representation by the Company or any other person that the Company's objectives or plans will be realized.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit (27) required of Item 601 of Regulation SK-Financial Data Schedule (for SEC use only).

(b)      Reports on 8-K.

         A report was filed on June 30, 2000 to report that Medical Assurance, Inc and Professionals Group, Inc. had entered into a definitive agreement to consolidate and to provide certain information about the proposed consolidation. The Consolidation Agreement between Medial Assurance and Professionals and other related documents were included in the report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Medical Assurance, Inc.




August 11, 2000                     By: /s/ James J. Morello
                                       ---------------------------
                                       James J. Morello, Treasurer
                                       (duly authorized officer and
                                       principal financial officer)