Form 10-Q
period 2000-09-30
MEDICAL ASSURANCE INC
filed 2000-11-14
CIK 944492

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2000 or

[  ]  Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from          to          .
                                                          ---------   --------
Commission file number 0-19439


                             Medical Assurance, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    63-1137505
---------------------------------           ---------------------------------
 (State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation of organization)

100 Brookwood Place, Birmingham, AL                                    35209
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

As of November 3, 2000, there were 22,588,038 shares of the registrant's common stock outstanding.

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

             Condensed Consolidated Statements of Changes in Capital...........................................4

             Condensed Consolidated Statements of Income.......................................................5

             Condensed Consolidated Statements of Cash Flows...................................................6

             Notes to Condensed Consolidated Financial Statements..............................................7

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations....................................................11

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk.......................................21

Part II - Other Information

   Item 6.   Exhibits and Reports on Form 8-K.................................................................23

Signatures....................................................................................................23

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          SEPTEMBER 30      December 31
                                                                              2000             1999
                                                                          ------------      -----------
ASSETS
Investments:
     Fixed maturities available for sale, at fair value                   $   635,075       $   640,064
     Equity securities available for sale, at fair value                       71,612            48,013
     Real estate, net                                                          11,194            11,349
     Short-term investments                                                    57,923            62,492
                                                                          -----------       -----------
Total investments                                                             775,804           761,918
Cash and cash equivalents                                                      18,512            19,409
Premiums receivable                                                            63,948            52,749
Receivable from reinsurers on unpaid losses and loss
     adjustment expenses                                                      185,725           179,508
Prepaid reinsurance premiums                                                    8,358            15,663
Deferred taxes                                                                 31,987            34,071
Other assets                                                                   66,041            54,350
                                                                          -----------       -----------
                                                                          $ 1,150,375       $ 1,117,668
                                                                          ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Policy liabilities and accruals:
        Reserve for losses and loss adjustment expenses                   $   678,793       $   665,792
        Unearned premiums                                                      81,302            70,925
        Reinsurance premiums payable                                           37,408            34,921
                                                                          -----------       -----------
     Total policy liabilities                                                 797,503           771,638
     Other liabilities                                                         13,399            20,306
                                                                          -----------       -----------
Total liabilities                                                             810,902           791,944

Commitments and contingencies                                                      --                --

Stockholders' equity:
     Common stock, par value $1 per share; 100,000,000
        shares authorized; 25,105,441 and 25,102,901
           shares issued, respectively                                         25,105            25,103
     Additional paid-in capital                                               231,968           231,941
     Accumulated other comprehensive loss, net of
        deferred tax benefits of $(1,177) and $(2,920), respectively           (2,185)           (5,424)
     Retained earnings                                                        131,257           111,957
                                                                          -----------       -----------
                                                                              386,145           363,577
        Less treasury stock at cost, 2,437,503 and 1,701,577 shares,
           respectively                                                       (46,672)          (37,853)
                                                                          -----------       -----------
Total stockholders' equity                                                    339,473           325,724
                                                                          -----------       -----------
                                                                          $ 1,150,375       $ 1,117,668
                                                                          ===========       ===========

See accompanying notes.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (UNAUDITED)
                                 (IN THOUSANDS)


                                                                            ACCUMULATED
                                                                               OTHER                                 OTHER
                                                                           COMPREHENSIVE        RETAINED           CAPITAL
                                                           TOTAL           INCOME (LOSS)        EARNINGS           ACCOUNTS
                                                        ----------         -------------       ---------           --------
Balance at December 31, 1999                            $ 325,724           $ (5,424)           $111,957           $219,191

Comprehensive income
     Net income                                            19,300                                 19,300
     Other comprehensive income, net of tax
        Unrealized gains on securities, net of
           reclassification adjustment of $473
           for gains included in net income                 3,239              3,239
                                                        ---------
     Comprehensive income                                  22,539

Common stock issued for compensation                           40                                                        40

Net purchases of treasury stock                            (8,830)                                                   (8,830)

                                                        ---------           --------            --------           --------
Balance at September 30, 2000                           $ 339,473           $ (2,185)           $131,257           $210,401
                                                        =========           ========            ========           ========



                                                                            ACCUMULATED
                                                                              OTHER                                 OTHER
                                                                           COMPREHENSIVE        RETAINED           CAPITAL
                                                           TOTAL           INCOME (LOSS)        EARNINGS           ACCOUNTS
                                                        ----------         -------------        ---------          --------

Balance at December 31, 1998                            $ 324,180           $   12,277         $  91,622            $220,281

Comprehensive income
     Net income                                            34,255                                 34,255
     Other comprehensive (loss), net of tax
        Unrealized losses on securities, net of
           reclassification adjustment of $936
           for gains included in net income               (14,478)             (14,478)
                                                          -------

     Comprehensive income                                  19,777

Common stock issued for compensation                           85                                                         85

Net purchases of treasury stock                           (24,745)                                                   (24,745)
                                                        ---------           ----------         ---------            --------
Balance at September 30, 1999                           $ 319,297           $   (2,201)        $ 125,877            $195,621
                                                        =========           ==========         =========            ========



See accompanying notes.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                 Three Months Ended                      Nine Months Ended
                                                    September 30                            September 30
                                             ---------------------------           -----------------------------
                                               2000               1999                2000                1999
                                             --------           --------           ---------           ---------
Revenues:
     Direct and assumed premiums written     $ 62,371           $ 44,301           $ 167,849           $ 153,950
                                             ========           ========           =========           =========

     Premiums earned                         $ 56,901           $ 49,930           $ 157,472           $ 150,877
     Premiums ceded                           (12,338)           (12,185)            (31,795)            (33,837)
                                             --------           --------           ---------           ---------
     Net premiums earned                       44,563             37,745             125,677             117,040
     Net investment income                     10,072             10,087              29,679              29,463
     Other income                                 810                683               2,679               2,916
                                             --------           --------           ---------           ---------
Total revenues                                 55,445             48,515             158,035             149,419

Expenses:
     Losses and loss adjustment expenses       49,105             32,149             132,147             102,855
     Reinsurance recoveries                    (8,620)            (9,464)            (25,826)            (30,801)
                                             --------           --------           ---------           ---------
     Net losses and loss
        adjustment expenses                    40,485             22,685             106,321              72,054
     Underwriting, acquisition
        and insurance expenses                  9,145             10,784              28,857              31,071
                                             --------           --------           ---------           ---------
Total expenses                                 49,630             33,469             135,178             103,125
                                             --------           --------           ---------           ---------

Income before income taxes                      5,815             15,046              22,857              46,294

Provision for income taxes:
     Current expense                            1,528              1,707               3,243              10,777
     Deferred expense  (benefit)                 (913)             2,194                 314               1,262
                                             --------           --------           ---------           ---------
                                                  615              3,901               3,557              12,039
                                             --------           --------           ---------           ---------

Net income                                   $  5,200           $ 11,145           $  19,300           $  34,255
                                             ========           ========           =========           =========


Earnings per share:
     Net income--basic and diluted           $   0.22           $   0.47           $    0.83           $    1.42
                                             ========           ========           =========           =========


Weighted average number of common shares
     outstanding--basic and diluted            23,158             23,919              23,329              24,182
                                             ========           ========           =========           =========


See accompanying notes.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                         Nine Months Ended
                                                                            September 30
                                                                    ----------------------------
                                                                      2000                1999
                                                                    --------           ---------
OPERATING ACTIVITIES
Net cash provided by operating activities                           $ 24,863           $  30,079

INVESTING ACTIVITIES
Purchases of fixed maturities available for sale                     (83,289)           (152,519)
Purchases of equity securities available for sale                    (33,923)            (13,518)
Proceeds from sale or maturities of fixed
     maturities available for sale                                    93,273             137,420
Proceeds from sale of equity securities available for sale             8,913              15,919
Net decrease in short-term investments                                 4,569              29,567
Other                                                                 (6,533)             (8,436)
                                                                    --------           ---------

Net cash provided by (used by) investing activities                  (16,990)              8,433

FINANCING ACTIVITIES
Purchases of treasury stock                                           (8,770)            (24,519)
                                                                    --------           ---------

Net cash used by financing activities                                 (8,770)            (24,519)
                                                                    --------           ---------

(Decrease) increase in cash and cash equivalents                        (897)             13,993

Cash and cash equivalents at beginning of period                      19,409               9,022
                                                                    --------           ---------

Cash and cash equivalents at end of period                          $ 18,512           $  23,015
                                                                    ========           =========



See accompanying notes.

                    Medical Assurance, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of Medical Assurance, Inc. and its subsidiaries, together referred to as the Company. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the December 31, 1999 audited consolidated financial statements and accompanying notes.


2. SEGMENT INFORMATION

         The Company operates in the United States of America and in only one reportable industry segment, which is providing professional and general liability insurance for physicians and surgeons, dentists, hospitals, and others engaged in the delivery of health care.


3. INVESTMENTS

         Proceeds from sales of investments in fixed maturities and equities available for sale were approximately $64.8 million and $107.0 million for the nine months ended September 30, 2000 and 1999, respectively. Gross realized gains on such sales were approximately $2.6 million and $3.1 million at September 30, 2000 and 1999, respectively; gross realized losses on such sales were approximately $1.9 million and $1.7 million at September 30, 2000 and 1999, respectively. Realized gains and losses are included as a component of other income. The amortized cost of fixed maturities and equity securities available for sale was $709.7 million and $696.4 million at September 30, 2000 and December 31, 1999, respectively.

                    Medical Assurance, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


4. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

         The reserves for losses and loss adjustment expenses at September 30, 2000 and December 31, 1999 represent management's best estimate of the ultimate cost of all losses incurred but unpaid and are evaluated at least annually by independent consulting actuaries. Actual incurred losses may vary from estimated amounts due to the inherent difficulty in estimating development of long-tailed lines of business. Losses incurred and the related reserves are established utilizing a combination of two components: a) the application of expected loss factors to earned exposures for the current accident year, and b) actuarial re-evaluation of incurred loss levels for prior accident years. These components take into consideration prior loss experience, loss trends, and changes in the frequency and severity of claims. Any adjustments related to previously established amounts are included in current operations.


5. DEFERRED POLICY ACQUISITION COSTS

         Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Amortization of deferred acquisition costs, net of ceding commissions earned, amounted to approximately $15.5 million and $16.9 million for the nine months ended September 30, 2000 and 1999, respectively.

         As is common practice within the industry, reinsurance ceding commissions are deducted from underwriting, acquisition and insurance expenses and amounted to $6.0 million and $6.5 million for the nine months ended September 30, 2000 and 1999, respectively.


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

         Medical Assurance, Inc. has 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At September 30, 2000, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

         In July 2000 the Company's Board of Directors authorized the purchase of up to one million shares of its common stock in the open market. The Company's purchase of any of its shares is subject to limitations that may be imposed on such purchases by applicable securities laws and regulations and the rules of the New York Stock Exchange. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the Company's other capital requirements. As of September 30, 2000, the Company has purchased 739,000 shares at a cost of $8.9 million related to this authorization.


8. CONSOLIDATION AGREEMENT

         On June 22, 2000 the Company entered into a definitive agreement to consolidate with Professionals Group, Inc. ("Professionals Group") (NASDAQ National Market: PICM). The entity resulting from the consolidation of Professionals Group and the Company will be known as ProAssurance Corporation.

         Professionals Group is an insurance holding company that provides medical professional liability insurance and related services to physicians, dentists, hospitals and other health care providers and facilities. At June 30, 2000 Professionals Group also owned 77% of MEEMIC Holdings, Inc. (NASDAQ National Market: MEMH) which provides personal auto and homeowners coverages primarily to educational employees and other Michigan based policy holders through MEEMIC Insurance Company.

         As of June 30, 2000, Professionals Group had total assets of $1,111 million, total policy liabilities of $785 million, and shareholders' equity of $224 million. Professionals Group had approximately 8.9 million shares of common stock outstanding as of June 30, 2000.

                    Medical Assurance, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


         ProAssurance Corporation will own all of the stock of the Company and of Professionals Group. Upon completion of the consolidation, the Company's shareholders will exchange their shares on a one-for-one basis for shares of ProAssurance Corporation and Professionals Group shareholders will receive their choice of $12.00 in cash and $14.00 in shares of stock in the new holding company (based on the "market value" of the Company's stock during a period preceding closing) or $26.00 cash for each share of Professionals Group stock they own. The amount of cash consideration payable with respect to each share of Professionals Group upon completion of the consolidation may be increased or decreased to reflect certain increases or decreases in the aggregate market value of Professionals Group's portfolio assets that occur between December 31, 1999 and the end of the second-to-last calendar month preceding the completion of the consolidation. At least 10% of the value of the consideration issued to the stockholders of Professionals Group, taken as a whole, must be represented by shares of stock in the new holding company. The cash payable to the shareholders of Professionals Group will be financed in part from cash dividends to ProAssurance Corporation from the Company and Professionals Group and will require that additional dividends be paid to the Company and Professionals Group from their respective insurance subsidiaries. ProAssurance Corporation will finance the balance of the cash needed for the consolidation through a bank loan. The amount of cash to be derived from the insurance subsidiaries, as well as the terms of the bank financing, is subject to regulatory approval.

         The consolidation, which is subject to certain insurance and anti-trust regulatory approvals and to shareholder approvals, is expected to be completed in early 2001. The combination of the Company and ProAssurance Corporation will be reported in a manner similar to a pooling of interests. The combination with Professionals Group will be accounted for as a purchase.


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

                    Medical Assurance, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         For purposes of this management discussion and analysis, the term "Company" refers to Medical Assurance, Inc. and its subsidiaries. The consolidated subsidiaries consist principally of operating insurance companies.


LIQUIDITY AND CAPITAL RESOURCES

         The payment of losses, loss adjustment expenses, and operating expenses in the ordinary course of business is currently the Company's principal need for liquid funds. Cash used to pay these items has been provided by operating activities. Cash provided from these operating activities was sufficient during the first nine months of 2000 to meet the Company's operating needs, and the Company believes those sources will be sufficient to meet its cash needs for operating purposes for at least the next twelve months. The Company did not borrow any funds during the nine-month periods ended September 30, 2000 and 1999.

         As discussed in the accompanying Notes to the Condensed Consolidated Financial Statements, the Company has entered into a definitive agreement with Professionals Group, Inc. to consolidate under a newly formed insurance holding company to be named ProAssurance Corporation. On November 6, 2000 ProAssurance Corporation filed an S-4 registration statement (Registration number 333-49378) related to the consolidation that provides detailed information about the consolidation as well as pro forma financial statements.

         The consolidation is subject to various contingencies, including regulatory and shareholder approval but is expected to be effective in early 2001. The proposed consolidation and the financing thereof are subject to regulatory approval. In addition, the plan of financing is subject to review by
A. M. Best rating agency as each party's obligation to complete the consolidation is subject to the condition that the other party's insurance subsidiaries have a rating of A- or higher from A. M. Best rating agency at the time of the consolidation, and is subject to the further condition that no insurance subsidiary shall have received a notification from A. M. Best rating agency that its rating will be lower than A- after giving effect to the consolidation.

         The consolidation will result in a substantial cash payment to Professionals Group shareholders. As described in the S-4, the consolidation is expected to be financed with dividends to ProAssurance Corporation from the Company and Professionals Group of approximately $50 million each and a bank term loan of up to $110 million. The Company and Professionals Group will require dividends from their respective insurance subsidiaries in order to fund the cash requirements of the consolidation and payment of debt service on the term loan. The payment of dividends from insurance subsidiaries will initially be funded from the sales and maturities of investment assets. The Company anticipates that debt service on the loan will be substantially funded from operating cash flow.

         The Company continues to have available through a lending institution a line of credit in the amount of $40 million. This line will be replaced by a revolving credit facility of up to $40 million made available to ProAssurance and its subsidiaries after the consolidation.

         In July 2000 the Company's Board of Directors authorized the purchase of up to one million shares of its common stock in the open market, believing that under certain market conditions that the repurchase of shares represents one of the most effective uses of Company capital. The Company's purchase of any of its shares is subject to limitations that may be imposed on such purchases by applicable securities laws and regulations and the rules of the New York Stock Exchange. The timing of the purchases and the number of shares to be bought at any one time depend on market conditions and the capital requirements of the business combination with Professionals Group. As of September 30, 2000, the Company has purchased 739,000 shares at a cost of $8.9 million related to this authorization.

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Premiums

         The following table presents information related to consolidated written, earned and ceded premiums (in thousands):


                                                 Nine months ended
                                                    September 30
                                             --------------------------           Increase
                                               2000              1999            (Decrease)
                                             --------          --------          ----------
Direct and assumed premiums written          $167,849          $153,950          $ 13,899
                                             ========          ========          ========

Direct and assumed premiums earned           $157,472          $150,877          $  6,595
Less: Premiums ceded                           31,795            33,837            (2,042)
                                             --------          --------          --------
Net premiums earned                          $125,677          $117,040          $  8,637
                                             ========          ========          ========

         Direct and assumed medical malpractice premiums written totaled $139.6 million and $137.4 million, respectively, for the nine month periods ended September 30, 2000 and 1999. Medical malpractice premiums written during the nine months ended September 30, 2000 increased by $2.2 million as compared to the same period of 1999. An increase of approximately $9.2 million resulted from premiums written at higher rates, as described in the next paragraph. Partially offsetting this increase was a decrease of $3.9 million resulting from one-time additional premiums written in January 1999 related to the purchase of a book of business.

         The Company believes that medical malpractice rate increases are warranted based on current loss trends (see discussion under "Losses"). The Company has begun implementing its approved rate increases; additional rate increases are planned. Additionally, the Company has reduced discretionary discounts in an effort to write premiums in all states at the Company's current filed and approved rates. As these measures are implemented, the Company may experience a loss of insureds, however, to date, the Company has maintained an approximate 90% retention rate. Since premiums are earned over an entire policy period (usually one year) the full effect of the rate increases will phase in throughout the year after each policy is written at the higher rate.

         The Company writes accident and health, workers compensation and multi-line premiums from time to time as opportunities arise. These policies historically yield lower margins than the Company's other lines of business and thus are not a primary focus of operations. However, this business does provide an opportunity to utilize the Company's capital and produces revenue from fees and commissions. Given the uncertain market conditions in these areas, variations in premiums are to be expected as pricing conditions change rapidly. For the nine months ended September 30, 2000 as compared to the same period of 1999, direct and assumed workers compensation and multi-line premiums written increased $9.9 million, while direct and assumed accident and health premiums written increased by $1.7 million.

         Direct and assumed medical malpractice premiums earned decreased $4.3 million for the nine months ended September 30, 2000 as compared to same period in 1999. As with written premiums, $3.4 million of this decrease was due to one-time additional premiums earned in 1999 related to the purchase of a book of business. The decrease in medical malpractice premiums earned was more than offset by a $10.9 million net increase from other types of premiums, primarily workers compensation premiums.

         The Company cedes reinsurance to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide capacity for additional growth. Premiums ceded are estimated based on the terms of the respective reinsurance agreements. The estimated expense is continually reviewed and any adjustments that become necessary are included in current operations. Amounts recoverable from reinsurers are estimated in a manner consistent with the loss liability associated with the reinsured policies. The decrease in premiums ceded for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 is primarily due to decreased direct accident and health premiums earned, which are heavily ceded. The Company continually reviews the levels of coverage ceded and the related costs.


Investment Income

         Consolidated net investment income was $29.7 million for the nine months ended September 30, 2000, a small increase over consolidated net investment income of $29.5 million for the same period of 1999. The annualized average pre-tax investment yield was 5.2% for both nine month periods while average invested assets increased slightly during 2000 as compared to 1999. Average invested assets for 2000 did not increase significantly as compared to 1999 primarily due to $15.0 million of treasury stock purchased in the last four months of 1999 and $8.9 million in the third quarter of 2000. The Company anticipates a reduction of invested assets in 2001 in order to complete the consolidation with Professionals Group as discussed under "Liquidity".

Losses

         Consolidated net losses and loss adjustment expenses (losses) and the related current year loss ratio are summarized in the following table (dollars in thousands). The current year loss ratio is based on net premiums earned.

                                                                        Nine months ended
                                                     September 30, 2000                    September 30, 1999
                                              ---------------------------------     ----------------------------------
                                                                   Loss                                   Loss
                                              Losses               Ratio                 Losses           Ratio
                                              ---------------------------------     ----------------------------------

Incurred loss related to:
    Current year                               $    128,821          103%              $ 113,417            97%
                                                                  ======                                   ===
    Prior years                                     (22,500)                             (41,363)
                                               ------------                            ---------
   Net incurred loss                           $    106,321                            $  72,054
                                               ============                            =========

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

         Medical malpractice claims are resolved over an extended number of years and a number of these claims are litigated. Management uses its best estimate in establishing its loss reserves, but during the extended period in which claims are resolved the legal environment and other factors may change. Consequently, ultimate losses are inherently difficult to estimate and actual results may vary from the estimated amounts. Given the large volume of loss reserves at any balance sheet date, a small change in the estimate of those reserves can have a significant effect on current operations.

         The current accident year loss ratio (current accident year net loss divided by net premiums earned) increased to 103% from 97%. This change is due to increasing trends in severity and frequency of medical malpractice claims recognized by the Company during the first nine months of 2000. As a result of these same trends, the per claim average ultimate payment of indemnity and loss adjustment expenses for recent accident years appears likely to exceed comparable averages for previous years. Although such per claim average remains within the level contemplated by the previously established reserves, the effect was favorable loss development during the nine months ended September 30, 2000 of $22.5 million versus $41.4 million during the nine months ended September 30, 1999. If these trends continue, the Company may experience higher levels of incurred losses in subsequent periods.


Other Income

         Other income decreased by $237,000 for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The decrease is principally attributable to lower capital gains realized upon the sale of securities during 2000 as compared to 1999 offset by an increase in fee income.

Underwriting, Acquisition, and Insurance Expenses

         Underwriting, acquisition and insurance expenses are summarized in the following table (in thousands):

                                                                Nine months ended
                                                                   September 30
                                                            -------------------------       Increase
                                                              2000             1999        (Decrease)
                                                            -------          -------        ---------

Underwriting, acquisition and insurance expenses
    before reduction for ceding commissions earned          $34,828          $37,543        $(2,715)
Less: Ceding commissions earned                               5,971            6,472           (501)
                                                            -------          -------        -------
Underwriting, acquisition and insurance expenses            $28,857          $31,071        $(2,214)
                                                            =======          =======        =======

         Underwriting, acquisition and insurance expenses were lower for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 primarily due to the mix of business reflecting lower policy acquisition costs related to medical malpractice premiums and the Company's efforts in controlling expenses offset in part by higher policy acquisition costs related to increased workers compensation premiums.

         State guaranty fund assessments, which are also included in underwriting, acquisition and insurance expenses, were approximately $502,000 for the nine months ended September 30, 2000 as compared to $1.9 million for the nine months ended September 30, 1999.

         The decrease in ceding commissions earned for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 is principally due to lower ceded accident and health premiums earned.


Income Taxes

         The Company's effective tax rate was 16% for the nine months ended September 30, 2000 and 26% for the nine months ended September 30, 1999. These rates are lower than the statutory rate of 35% principally due to the effect of tax-exempt investment income. The effective rate for 2000 was lower than the rate for 1999 because tax exempt income represented a larger portion of income before income taxes.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Premiums

         The following table presents information related to consolidated written, earned and ceded premiums (in thousands):

                                                Three months ended
                                                    September 30
                                             -------------------------         Increase
                                              2000                1999        (Decrease)
                                             -------------------------       ------------
Direct and assumed premiums written          $62,371          $44,301          $18,070
                                             =======          =======          =======

Direct and assumed premiums earned           $56,901          $49,930          $ 6,971
Less: Premiums ceded                          12,338           12,185              153
                                             -------          -------          -------
Net premiums earned                          $44,563          $37,745          $ 6,818
                                             =======          =======          =======


         Direct and assumed medical malpractice premiums written totaled $48.5 million and $40.3 million, respectively, for the three month periods ended September 30, 2000 and 1999, an increase of $8.2 million. Of this increase, approximately $6.5 million resulted from premiums written at higher rates, as previously discussed in our analysis of premiums for the nine months ended September 30, 2000.

         During the quarter ended September 30, 2000 as compared to the same period of 1999, direct and assumed accident and health premiums written increased $5.6 million; direct and assumed workers compensation and multi-line premiums written increased $4.3 million for the same period. As previously discussed, given the uncertain market conditions in these areas, variations in premiums are to be expected as pricing conditions change rapidly.

         Direct and assumed medical malpractice premiums earned did not change significantly as compared to the same quarter of 1999. Direct and assumed accident and health, workers compensation, and multi-line premiums earned increased by $6.2 million for the quarter ended September 30, 2000 as compared to the same period of 1999.

         The Company cedes reinsurance to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks, and provide capacity for additional growth. Premiums ceded are estimated based on the terms of the respective reinsurance agreements. The estimated expense is continually reviewed and any adjustments that become necessary are included in current operations. Amounts recoverable from reinsurers are estimated in a manner consistent with the loss liability associated with the reinsured policies. The increase in premiums ceded is due primarily to the increase in direct and assumed accident and health, workers compensation, and multi-line premiums earned, which are heavily ceded. The Company continually reviews the levels of coverage ceded and the related costs.

Investment Income

         The Company earned consolidated net investment income of $10.1 million for both the third quarter of 2000 and the third quarter of 1999. The annualized average pre-tax investment yield for the third quarter of 2000 was 5.3% as compared to 5.4% for 1999; the decrease in yield was offset by an increase in average invested assets.

Losses

         Consolidated net losses and loss adjustment expenses (losses) and the related current year loss ratio are summarized in the following table (dollars in thousands). The current year loss ratio is based on net premiums earned.

                                                           Three months ended
                                        September 30, 2000                 September 30, 1999
                                    --------------------------         ---------------------------
                                                         Loss                                Loss
                                    Losses               Ratio         Losses                Ratio
                                    --------------------------         ---------------------------
Incurred loss related to:
    Current year                   $ 45,485               102%         $   37,548               99%
                                                          ===                                  ===
    Prior years                      (5,000)                              (14,863)
                                   --------                            ----------
   Net incurred loss               $ 40,485                            $   22,685
                                   ========                            ==========

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

         Medical malpractice claims are resolved over an extended number of years and a number of these claims are litigated. Management uses its best estimate in establishing its loss reserves, but during the extended period in which claims are resolved the legal environment and other factors may change. Consequently, ultimate losses are inherently difficult to estimate and actual results may vary from the estimated amounts. Given the large volume of loss reserves at any balance sheet date, a small change in the estimate of those reserves can have a significant effect on current operations.

         The current accident year loss ratio (current accident year net loss divided by net premiums earned) for the quarter increased to 102% from 99%. This change is due to increasing trends in severity and frequency of medical malpractice claims recognized by the Company during 2000. As a result of these same trends, the per claim average ultimate payment of indemnity and loss adjustment expenses for recent accident years appears likely to exceed comparable averages for previous years. Although such per claim average remains within the level contemplated by the previously established reserves, the effect was favorable loss development during the quarter ended September 30, 2000 of $5.0 million versus $14.9 million during the quarter ended September 30, 1999. If these trends continue, the Company may experience higher levels of incurred losses in subsequent periods.

         The current year loss ratio of 102% for the quarter ended September 30, 2000 is lower than the same ratio for the year-to-date period of 103%. The difference is due, in part, to rate increases implemented during the second and third quarters of 2000 that had a greater impact upon the quarter than on the year as a whole.

Other Income

         Other income increased by $127,000 for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. The increase is principally attributable to an increase in realized capital gains between the quarters.

Underwriting, Acquisition, and Insurance Expenses

         Underwriting, acquisition and insurance expenses are summarized in the following table (in thousands):


                                                             Three months ended
                                                                September 30
                                                          --------------------------        Increase
                                                             2000            1999          (Decrease)
                                                          --------------------------       ----------
Underwriting, acquisition and insurance expenses
    before reduction by ceding commissions earned          $12,785          $13,259         $  (474)
Less: Ceding commissions earned                              3,640            2,475           1,165
                                                           -------          -------         -------
Underwriting, acquisition and insurance expenses           $ 9,145          $10,784         $(1,639)
                                                           =======          =======         =======


         The decrease in underwriting, acquisition and insurance expenses for the third quarter of 2000 as compared to the third quarter of 1999 primarily results from changes in the mix of earned premiums between the quarters and a decrease of $1.4 million in state guaranty fund assessments.

         Ceding commissions earned for the quarter ended September 30, 2000 increased $1.2 million as compared to the quarter ended September 30, 1999 due to changes in the mix of earned premiums between the quarters.

Income Taxes

         The Company's effective tax rate was 11% for the three months ended September 30, 2000 and 26% for the three months ended September 30, 1999. These rates are lower than the statutory rate of 35% principally due to the effect of tax-exempt investment income. The effective rate for 2000 was lower than the rate for 1999 because tax exempt income represented a larger portion of income before income taxes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The Company is exposed to various market risks, including both interest rate risk and equity price risk. The Company handles market risks in accordance with its established investment policies. The goal of these policies is to implement a strategic asset allocation that maximizes the long-term rate of return at a minimum level of risk given a set of asset classes and restrictions. Interest rate risk represents the risk of changes in value of a financial instrument caused by fluctuations in market interest rates. Control of interest rate risk relates principally to ratings of issuers and length to maturity. The Company does not enter into derivative transactions.

         At September 30, 2000 fixed maturity securities of $635 million, at fair value, including unrealized losses of $8 million, comprised 82% of the Company's invested assets of $776 million. Thus, the most significant market risk to the Company is interest rate risk related to the fixed maturity portfolio. The Company believes it is in a position to keep these investments until final maturity and does not invest in fixed maturity securities for trading purposes. Nevertheless, fluctuations in market interest rates would significantly impact the fair value of this portfolio.

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

         The Company estimates that the fair value of its fixed maturity portfolio and the weighted average effective duration would respond to fluctuations in market interest rates as follows:


                                                                Change in Interest Rate Basis Points
                                             -----------------------------------------------------------------------
                                                                           Current
                                                -200**         -100**       Rates*         +100**        +200**
                                                ----           ----        --------        ----          ----
Fair value of portfolio (in millions)           $677           $656          $ 635         $614          $593

Weighted average  effective  duration of
portfolio                                        3.1            3.1            3.3          3.4           3.4

*Current rates are as of September 30, 2000
**Projected amounts

         At September 30, 2000 the fair value of the Company's investment in common stocks, excluding preferred stocks as discussed in the following paragraph, was $44 million which included net unrealized gains of $4 million. These securities are subject to equity price risk. A hypothetical 10% increase in the market prices as of September 30, 2000 would increase the fair value of these securities to $49 million; a hypothetical 10% decrease would reduce the fair value to $40 million. The selected hypothetical change does not reflect what could be considered the best or worst scenarios.

         At September 30, 2000 the Company has a limited investment in preferred stocks. At September 30, 2000 these securities were carried at fair value of $27 million, which also approximated amortized cost. These securities carry fixed rates of return and thus, like fixed maturities, are primarily subject to interest rate risk. The fixed maturities table above does not include preferred stocks.

         The Company's cash and short-term investment portfolio at September 30, 2000 was on a cost basis which approximates its fair value. This portfolio lacks significant market rate sensitivity due to its short duration.


FORWARD-LOOKING STATEMENTS

         THIS DISCUSSION CONTAINS HISTORICAL INFORMATION, AS WELL AS FORWARD-LOOKING STATEMENTS THAT ARE BASED UPON THE COMPANY'S ESTIMATES AND ANTICIPATION OF FUTURE EVENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE EXPECTED RESULTS DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. WHEN THE COMPANY USES THE WORDS "ANTICIPATES," "BELIEVES," "ESTIMATES," "EXPECTS," "HOPES," "INTENDS," OR SIMILAR EXPRESSIONS, THE COMPANY IS MAKING FORWARD-LOOKING STATEMENTS. THE COMPANY'S EXPECTATIONS REGARDING LOSSES, THE RETENTION OF CURRENT BUSINESS, EXPANSION OF PRODUCT LINES, DEVELOPMENT OF BUSINESS IN NEW GEOGRAPHICAL AREAS, YEAR 2000 COMPLIANCE, AND MARKET RISKS DEPEND ON A VARIETY OF FACTORS, INCLUDING ECONOMIC, LEGAL, COMPETITIVE AND MARKET CONDITIONS WHICH MAY BE BEYOND THE COMPANY'S CONTROL AND ARE THUS DIFFICULT OR IMPOSSIBLE TO PREDICT. IN VIEW OF THE MANY UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS MADE IN THIS DOCUMENT, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE TAKEN AS REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE COMPANY'S OBJECTIVES OR PLANS WILL BE REALIZED. FOR EVERY FORWARD-LOOKING STATEMENT, THE COMPANY CLAIMS THE PROTECTION OF THE SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS CONTAINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit (27) required of Item 601 of Regulation SK-Financial Data Schedule (for SEC use only).

(b)      Reports on 8-K.

         None
                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Medical Assurance, Inc.




  November 13, 2000                       By: /s/ James J. Morello
                                          ------------------------------------
                                          James J. Morello, Treasurer
                                          (duly authorized officer and
                                          principal financial officer)