Form 10-K/A
period 1999-12-31
MEDICAL ASSURANCE INC
filed 2000-12-22
CIK 944492

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-K/A-1


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

                                             Exhibit Index at page 52
                                             Page 1 of 54 pages

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

         This amendment to the Annual Report on Form 10K of Medical Assurance, Inc. (the "Registrant") for the year ended December 31, 1999, is filed in response to comments of the staff of the Securities and Exchange Commission made with respect to the Form S-4 of ProAssurance Corporation and Joint Proxy Statement of Registrant and Professionals Group, Inc. (File No. 333-49387):

         Item 1 has been revised to provide information regarding the reserves for losses and loss adjustment expenses.

         Item 7 has been revised to address accident and health premiums and losses.

         Item 14(a) has been revised to refer to revised financial statements that include a revised opinion from Ernst & Young LLP and revisions to Note 3 and Note 6 of the Notes to Consolidated Financial Statements.

         Item 14(c) has been revised to refer to an updated Consent of Ernst & Young LLP.


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

         The statutory filings of each insurance company with the insurance regulators must be accompanied by an independent actuary's certification as to their respective reserves in accordance with the requirements of the National Association of Insurance Commissioners.

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

LOSS RESERVE DEVELOPMENT TABLE

         The following table includes information regarding the development of property and casualty reserves for liability for unpaid losses and LAE of the Company for the years ended December 31, 1989 through 1999. The table includes losses and LAE on both a direct and an assumed basis and is net of reinsurance recoverables: (i) the line entitled "Balance Sheet Reserves, net of Reinsurance Recoverables" reflects the amount recorded as the reserve for liability for unpaid losses and LAE in the consolidated balance sheet at the end of each year (the "Balance Sheet Reserves"); (ii) the section entitled "Cumulative Paid, net of Reinsurance Recoverables, As Of" reflects the cumulative amounts paid as of the end of each succeeding year with respect to the previously recorded Balance Sheet Reserves; (iii) the section entitled "Re Estimated Net Liability As Of" reflects the reestimated amount of the liability previously recorded as "Balance Sheet Reserves" that includes the cumulative amounts paid and an estimate of additional liability based upon claims experience as of the end of each succeeding year (the "Net Re Estimated Liability"); (iv) the line entitled "Redundancy (Deficiency)" reflects the difference between the previously recorded Balance Sheet Reserve for each applicable year and the Net Re Estimated Liability relating thereto as of the end of the most recent fiscal year; and (v) the line entitled "% Redundancy (Deficiency)" reflects the ratio that the Redundancy (Deficiency) bears to the Balance Sheet Reserve in each year during such period.

         Information presented in the following table is cumulative and, accordingly, each amount includes the effects of all changes in amounts for prior years. The information relating to subsidiaries other than MA-Alabama is limited to the property and casualty reserves from their respective dates of acquisition. The GAAP basis claims reserves have not been discounted.

                    RESERVE DEVELOPMENT ANALYSIS BY
                                 RESERVE DATE

YEAR ENDED DECEMBER 31,            1989     1990     1991     1992     1993   1994     1995     1996     1997     1998     1999
---------------------------------------------------------------------------------------------------------------------------------
                                                       (dollars in 000's)
BALANCE SHEET RESERVES, NET
  OF REINSURANCE RECOVERABLES     169,732  202,937  228,119  252,739 272,392 295,541  352,521  440,040  464,122  480,741  486,279

CUMULATIVE PAID, NET OF
  REINSURANCE RECOVERABLES,
  AS OF:

End Of Year                             0        0        0        0       0       0        0        0        0        0        0

One Year Later                     15,986   17,340   19,560   19,752  21,296  24,102   27,532   48,390   67,383   89,864

Two Years Later                    30,361   34,374   35,461   36,185  40,988  42,115   58,769   98,864  128,758

Three Years Later                  45,266   44,498   46,417   52,550  53,186  58,793   80,061  136,992

Four Years Later                   52,702   52,076   58,124   58,526  61,153  65,520  107,005

Five Years Later                   59,235   61,196   62,573   63,325  66,419  76,291

Six Years Later                    65,976   63,682   65,090   68,021  73,308

Seven Years Later                  66,033   65,877   68,719   71,466

Eight Years Later                  67,625   69,014   71,305

Nine Years Later                   70,563   71,331

Ten Years Later                    72,098


RE ESTIMATED NET LIABILITY AS OF:


End Of Year                       169,732  202,937  228,119  252,739 272,392 295,541  352,521  440,040  464,122  480,741  486,279

One Year Later                    170,626  195,747  217,558  241,655 251,445 268,154  325,212  393,363  416,814  427,095

Two Years Later                   161,414  185,535  205,277  221,236 220,385 239,243  280,518  347,258  364,196

Three Years Later                 156,413  173,996  185,349  190,744 194,213 200,311  237,280  294,675

Four Years Later                  144,929  157,884  159,301  167,062 159,096 157,836  190,110

Five Years Later                  133,054  135,828  139,570  136,996 126,379 122,570

Six Years Later                   113,737  119,336  114,407  108,862 106,403

Seven Years Later                 101,621   93,875   98,177   94,908

Eight Years Later                  83,554   83,266   89,271

Nine Years Later                   80,392   77,771

Ten Years Later                    76,040

REDUNDANCY(DEFICIENCY)             93,692  125,166  138,848  157,831 165,989 172,971  162,411  145,365   99,926   53,646

% REDUNDANCY(DEFICIENCY)            55.20%   61.68%   60.87%   62.45%  60.94%  58.53%   46.07%   33.03%   21.53%   11.16%

BALANCE AT END OF YEAR PRESENTED:

Gross liability                                          311,394    355,735    432,937    548,732    614,720   660,631

Receivable from reinsurers                               (39,002)   (60,194)   (80,416)  (108,692)  (150,598) (179,890)
                                                         -------    -------    -------    -------    -------   -------
Net liability                                            272,392    295,541    352,521    440,040    464,122   480,741
                                                         =======    =======    =======    =======    =======   =======

BALANCE AT DECEMBER 31, 1999:

Gross reestimated liability                              122,781    165,950    236,980    378,082    505,663    600,285

Reestimated reinsurance recoverable                      (16,378)   (43,380)   (46,870)   (83,407)  (141,467)  (173,190)
                                                         -------    -------    -------    -------    -------    -------
                                                         106,403    122,570    190,110    294,675    364,196    427,095
                                                         =======    =======    =======    =======    =======    =======

Gross Redundancy (Deficiency)                            188,613    189,785    195,957    170,650    109,057     60,346
                                                         =======    =======    =======    =======    =======    =======

Note: There may be a difference of 1 (,000) in the redundancies due to rounding.

         Medical professional liability loss experience is volatile and cyclical. Over the past twenty-five years, the industry has experienced several periods of increasing claim frequency and severity, followed by periods of relative stability. At other times, due to tort reform, favorable judicial decisions, favorable economic conditions or other unknown factors, claim frequency and/or severity have decreased. Malpractice claims generally require an extended period of time to resolve, and in many jurisdictions, the average life of a claim is five years or longer. The combination of changing conditions and the extended time required for claim resolution result in a loss cost estimation process that requires actuarial skill and good judgment, and such estimates require periodic revision. We believe that it is prudent to establish initial loss and loss expense reserves that are reasonable based on historical experience as well as on facts and circumstances known at the balance sheet date. To the extent that actual results positively deviate from expectations, reserve estimates are subsequently reduced and ultimate paid losses and loss expenses are less than the original estimates.

         The Company's loss and loss expense reserves have historically developed favorably for several reasons. First, the Company utilizes a rigorous and disciplined approach to investigating, managing and defending claims. This philosophy has generally produced results that are better than industry averages in terms of loss payments and the proportion of claims closed without indemnity payment. The Company's volume of business, while substantial, is not of a sufficient size to fully support the projection process, thus the Company's data is supplemented with industry-based data. Ultimately, actual payments on these reserves have been less than originally projected, creating the redundancies.

         Second, reserves established in the late 1980's and early 1990's were strongly influenced by the dramatically increased frequency and severity experienced by the Company, and the industry as a whole, during the mid-1980's. Some of these trends moderated, and in some cases, reversed, by the late 1980's or early 1990's. However, the ability to recognize the improved environment was delayed due to the extended time required for claims resolution. When these trends moderated, the reserves proved to be redundant.

         Third, as the Company has commenced operations in new jurisdictions, beginning with its first out-of-state expansion in 1993, there was substantial uncertainty as to the loss experience that would be encountered. This uncertainty caused an increased reliance on industry statistics; as a result, reserve redundancies developed when actual results proved better than expected.

         Finally, the medical professional liability marketplace has been extremely competitive for the past ten years. The Company believed that overall loss experience would be worse than that which was anticipated by many of its competitors. As a result, the Company prudently established accident year reserves, resulting in accident year loss ratios in excess of 100% of earned premium. In some instances, these loss ratios proved to be accurate, while in other cases, experience has been better than expected and redundancies have developed.

         In each year, the Company has utilized a consistent approach in establishing reserve levels. The actuarial methodologies utilized include incurred loss development, paid loss development and frequency-severity projections. These techniques are applied to the data and the resulting projections are evaluated by management to establish a best estimate of reserves.

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

         The Company writes accident and health, workers compensation and multi-line premiums from time to time as opportunities arise. These policies historically yield lower margins than the Company's other lines of business and thus are not a primary focus of operations. However, this business does provide an opportunity to utilize the Company's capital and produces revenue from fees and commissions. Given the uncertain market conditions in these areas, variations in premiums are to be expected as pricing conditions change rapidly. For the year ended December 31, 1999 as compared to the same period of 1998, direct and assumed workers compensation and multi-line premiums written increased $2.3 million, while direct and assumed accident and health premiums written decreased by $10.5 million. The decrease was primarily due to the termination in 1999 of a large program having written premiums of approximately $9 million in 1999 as compared to $20 million in 1998. The premiums for this program were heavily ceded, thus mitigating the impact of the terminated program.

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

                                                 Year ended
                                 December 31,  1999             December 31, 1998
                             -------------------------------------------------------
                             Losses         Loss            Losses        Loss
                                            Ratio                         Ratio
                             -------------------------------------------------------
Incurred loss related to:
  Current year               $ 158,303         96%          $ 141,201        100%
                                               ==                            ===
  Prior years                  (53,646)                       (47,308)
                             ---------                      ---------
Net incurred loss            $ 104,657                      $  93,893
                             =========                      =========

         Losses incurred include two components: a) actuarial evaluation of incurred loss levels for the current accident year, and b) actuarial re-evaluation of incurred loss levels for prior accident years. These components take into consideration prior loss experience, loss trends, and changes in the frequency and severity of claims. Any adjustments related to previously established amounts are included in current operations.

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

         The current accident year loss ratio (current accident year net loss divided by net premiums earned) decreased to 96% from 100%. This change reflects the Company's continued recognition of the decreasing trend in severity and frequency of medical malpractice claims. The effect was favorable loss development during the year ended December 31, 1999 of 53.6 million versus $47.3 million during the year ended December 31, 1998. These trends may not continue and the Company may experience higher levels of incurred losses in subsequent periods.

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

                                                  Year Ended
                                  December 31, 1998         December 31,  1997
                              ----------------------      ---------------------
                                               Loss                       Loss
                                Losses         Ratio        Losses        Ratio
                              ----------------------      ---------------------

Incurred loss related to:
   Current year               $ 141,201         100%      $  124,353       105%
   Prior years                  (47,308)        ===          (46,679)      ===
                              ---------                   ----------
Net incurred loss             $  93,893                   $   77,674
                              =========                   ==========


         Losses incurred include two components: (a) actuarial evaluation of incurred loss levels for the current accident year, and (b) actuarial re-evaluation of incurred loss levels for prior accident years. These components take into consideration prior loss experience, loss trends, and changes in the frequency and severity of claims. Any adjustments related to previously established amounts are included in current operations.

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

         The current accident year loss ratio (current accident year net loss divided by net premiums earned) decreased to 100% from 105%. This change reflects the Company's continued recognition of the decreasing trend in severity and frequency of medical malpractice claims. The effect was favorable loss development during the year ended December 31, 1998 of $47.3 million versus $46.7 million during the year ended December 31, 1997. These trends may not continue and the Company may experience higher levels of incurred losses in subsequent periods.

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

(d)    Financial Data Schedule as required by EDGAR (for SEC Use Only)

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 20th day of December, 2000.

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

Name                                        Title                               Date
----                                        -----                               ----

/s/A. Derrill Crowe                         President (principal                December 20, 2000
---------------------------                 executive officer)
A. Derrill Crowe, M.D.                      and Director


/s/James J. Morello                         Treasurer (principal                December 20, 2000
---------------------------                 financial officer and
James J. Morello                            principal accounting
                                            officer)


/s/Paul R. Butrus                           Director                            December 20, 2000
---------------------------
Paul R. Butrus

/s/Richard V. Bradley, M.D.                 Director                            December 20, 2000
---------------------------
Richard V. Bradley, M.D.

/s/Norton E. Cowart, M.D.                   Director                            December 20, 2000
---------------------------
Norton E. Cowart, M.D.

/s/Paul D. Everest, M.D.                    Director                            December 20, 2000
---------------------------
Paul D. Everest, M.D.

/s/Robert E. Flowers, M.D.                  Director                            December 20, 2000
---------------------------
Robert E. Flowers, M.D.

                                            Director
---------------------------
Leon C. Hamrick, M.D.

                                            Director
---------------------------
John P. North, Jr.

                    Medical Assurance, Inc. and Subsidiaries

                       Consolidated Financial Statements



                  Years ended December 31, 1999, 1998 and 1997




                                    CONTENTS

Report of Independent Auditors............................................28

Audited Consolidated Financial Statements

Consolidated Balance Sheets...............................................29
Consolidated Statements of Changes in Capital.............................31
Consolidated Statements of Income.........................................32
Consolidated Statements of Cash Flows.....................................33
Notes to Consolidated Financial Statements................................34

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


3. REINSURANCE

The Company has various quota share and excess of loss assumption and cession reinsurance agreements. As to the Company's cessions, the Company generally retains between $250,000 and $2 million. The Company reinsures the risks above the maximum limits of its reinsurance treaties on a facultative basis whereby the reinsurer agrees to insure a particular risk up to a designated limit.

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
                                                                          ========================================

                    Medical Assurance Inc., and Subsidiaries

The reserves were evaluated by independent consulting actuaries and reflect consideration of prior loss experience and changes in the frequency and severity of claims. Actual incurred losses may vary from estimated amounts due to the inherent difficulty in estimating development of long-tailed lines of business. In recent years, the Company has experienced favorable development of prior year losses relative to the original estimates; there are no assurances that such favorable development will continue due to several factors.

The Company's philosophy of rigorously investigating, managing and defending claims has generally produced results that are better than industry averages in terms of loss payments and the proportion of claims closed without indemnity payment. Additionally, reserves established in the late 1980's and early 1990's were strongly influenced by the dramatically increased frequency and severity experienced by the Company, and the industry as a whole, during the mid-1980's. Some of these trends moderated, and in some cases, reversed, by the late 1980's or early 1990's, which have resulted in redundancies of prior accident year reserves. Furthermore, as the Company has commenced operations in new jurisdictions, beginning with its first out-of-state expansion in 1993, there was substantial uncertainty as to the loss experience that would be encountered. This uncertainty caused increased reliance on industry statistics; as a result, reserve redundancies developed when actual results proved better than expected.

The Company's management believes the unearned premiums under contracts, together with the related anticipated investment income to be earned, is adequate to discharge the related contract liabilities.

7. COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal actions arising primarily from claims related to insurance policies. At other times legal actions may arise from claims asserted by policyholders. The legal actions arising from these claims have been considered by the Company in establishing its reserves. While the outcome of all legal actions is not presently determinable, the Company's management is of the opinion, based on consultation with legal counsel, that the settlement of these actions will not have a material adverse effect on the Company's financial position or results of operations.


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

10.16    Nomination Agreement between MOMED Holding Co. and MAIC Holdings, Inc.
         dated December 10, 1996 (8)

21       Subsidiaries of Medical Assurance, Inc. (previously filed)

23       Consent of Ernst & Young LLP                                                    55

27.1     Financial Date Schedule (for SEC use only) (previously filed)

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