Form 10-K
period 2000-12-31
MEDICAL ASSURANCE INC
filed 2001-03-29
CIK 944492

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2000, or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period
         from             to            .
             ------------   ------------
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

                                 (205) 877-4400
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

                                      None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant at March 1, 2001 was $360,867,151.

As of March 1, 2001, the registrant had outstanding approximately 22,681,782 shares of its common stock.

                                       Exhibit Index at page 66
                                       Page 1 of 72 pages

Documents incorporated by reference in this Form 10-K:

         (i) The Registration Statement on Form S-1 with respect to the common stock of Mutual Assurance, Inc. (Commission File No. 33-35223) is incorporated by reference into Part IV of this report.

         (ii) Registration Statement on Form S-4 with respect to the common stock of MAIC Holdings, Inc. (Commission File No. 33-91508) originally filed April 20, 1995 is incorporated by reference into Parts I and IV of this report.

         (iii) The MAIC Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 001-12129) is incorporated by reference into Part IV of this report.

         (iv) The MAIC Holdings, Inc. Proxy Statement for the 1996 Annual Meeting (Commission File No. 0-19439) is incorporated herein by reference into Part IV of this report.

         (v) The Registration Statement on Form S-4 with respect to the Common Stock of MAIC Holdings, Inc. (Commission File No. 333-13465) is incorporated by reference into Part IV of this report.

         (vi) The Medical Assurance, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 001-12129) is incorporated herein by reference into Part IV of this report

         (vii) The Medical Assurance, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (Commission File No. 001-12129) is incorporated herein by reference into Part IV of this report.

         (viii) The Medical Assurance, Inc. Form 8-K for event occurring June 22, 2000 (Commission File No. 001-12129) is incorporated herein by reference into Part IV of this report.

         (ix) The ProAssurance Corporation Amendment No. 1 to Form S-4 (Commission File No. 333-49378) is incorporated herein by reference into Part IV of this report.

                                     PART 1

ITEM 1.  BUSINESS OF THE COMPANY


         Medical Assurance, Inc. ("MAI") was incorporated in the state of Delaware on February 8, 1995 by its sole incorporator, The Medical Assurance Company, Inc. (known as Mutual Assurance, Inc. until a name change in 1999), an Alabama stock insurer ("MA-Alabama "), to serve as a holding company for MA-Alabama and its subsidiaries. MAI is the holder of one hundred percent (100%) of the capital stock of MA-Alabama and Medical Assurance of West Virginia, Inc., a West Virginia stock insurer ("MA-West Virginia"). MAI, through its insurance subsidiaries, is nationally recognized for providing malpractice protection to physicians, hospitals, dentists and health care organizations through programs that coordinate traditional insurance with effective clinical risk management. MAI and its subsidiaries comprise insurance company holding systems under the laws of Alabama and West Virginia. MAI and its subsidiaries are sometimes collectively referred to as the Company.

         On June 22, 2000, MAI and Professionals Group, Inc. ("PICM") entered into an Agreement to Consolidate, which provides for MAI and PICM to become wholly owned subsidiaries of a newly formed holding company, ProAssurance Corporation ("ProAssurance"). PICM is an insurance holding company that offers medical professional liability insurance principally through its 100% owned subsidiary, ProNational Insurance Company, and automobile and personal lines insurance through its 84% owned subsidiary, MEEMIC Holdings, Inc. PICM's common stock is currently traded in the NASDAQ National Market under the trading symbol "PICM." Upon the consummation of the proposed consolidation, each share of MAI common stock will be exchanged for one share of ProAssurance common stock; and each share of PICM common stock will be exchanged for either a combination of cash and ProAssurance common stock or cash only.

         ProAssurance has filed a registration statement on Form S-4 (Securities Exchange Commission File No. 333-49378) with respect to the shares of its common stock to be issued in the consolidation, which includes a description of the Agreement to Consolidate and the transaction contemplated thereby. The consolidation, which is subject to regulatory and shareholder approvals, is expected to be completed in the second quarter of 2001 at which time the shares of ProAssurance common stock issued to the MAI and PICM shareholders will be listed on the New York Stock Exchange; the shares of MAI common stock will be delisted from the New York Stock Exchange; and the shares of PICM common stock will be delisted from NASDAQ.

BUSINESS EXPANSION

         The Company has been the predominant carrier of professional liability insurance for Alabama physicians since it began business in 1977. The Company is actively writing medical liability insurance for health care providers in states principally located in the south and mid-west and is capable of responding outside the region when an opportunity for business arises.

         During the past five years the Company has expanded its medical professional liability insurance business through business acquisitions and combinations. The Company acquired three insurance companies that offered medical professional liability insurance in West Virginia, Indiana and Missouri, respectively. In addition, the Company acquired the recurring medical professional liability insurance business of two insurance companies in Ohio and Missouri, respectively. During 2000, the Company consolidated its organizational structure through the elimination of a number of its subsidiaries by merger or liquidation in order to reduce costs and to improve operating efficiencies. The Indiana and Missouri insurance subsidiaries were merged into MA-Alabama effective December 29, 2000, and MA-Alabama continues to provide medical professional liability insurance to health care providers formerly insured by the Indiana and Missouri companies.

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

         While professional liability insurance for physicians and their related practice entities is the principal product offered by the Company, the Company has undertaken to develop other insurance products necessitated by changes in the health care industry. The Company has developed and markets through its insurance subsidiaries liability insurance products for hospitals and other health care facilities, dentists, physician practice management companies and integrated delivery systems to include not only direct and vicarious professional liability insurance, but general liability insurance, errors and omissions coverages, directors and officers liability insurance, employment practices liability insurance and other related coverages. The Company also offers professional office package and workers compensation insurance products for physicians and dentists and workers compensation insurance for health care facilities. The Company presently intends to continue its efforts to develop insurance products designed to meet the needs of customers in the health care market.

         The Company has offered accident and health and workers compensation insurance through various programs to entities and individuals other than health care providers. The Company intends to reduce its emphasis in marketing these programs and focus on its core products for its health care customers.

MARKETING

         The Company markets its professional liability insurance products directly and through independent agents. In connection with its direct marketing efforts, the Company has provided and continues to provide various services and communications to its insured physicians, dentists and hospitals to promote its professional liability insurance products. These services and communications include provision of risk management consultation, loss prevention seminars and other educational programs for physicians, dentists, nurses and hospital administrators; legislative oversight and active support or opposition of proposed legislation relating to liability issues affecting the health care industry; the preparation and dissemination of newsletters and other printed material with information of interest to the health care industry; and attendance at meetings of the state and local medical societies and related organizations. The Company is an accredited provider of continuing medical education which enables it to sponsor numerous risk management education seminars which has helped the Company gain exposure among potential insureds. The purpose of these communications and services is to convey that the Company understands the insurance needs of the health care industry, and to promote a commonality of interest among the Company, its insureds, and the medical community generally.

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

         The Company relies on direct marketing of its professional liability insurance products to Alabama physicians and hospitals and to the majority of its insureds in Missouri. As a result, the Company is not required to pay commissions to insurance agents on the sale of a substantial portion of its insurance products. The Company has increasingly relied on the use of agents and brokers in its efforts to increase revenues through expansion of its business outside of Alabama and Missouri. In addition, the Company uses a related party in connection with the distribution of a certain subset of its insurance and reinsurance products throughout the United States, including without limitation, medical malpractice reinsurance, excess medical malpractice insurance, accident and health insurance and reinsurance, and workers' compensation insurance and reinsurance.

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

         The current policy of the Company is and has been to defend aggressively all claims that appear to have no merit. This policy has been most successfully implemented by developing relationships with attorneys who have significant experience in the defense of medical professional liability claims and who are able to defend aggressively claims against its insureds. Business expansion through acquisitions of, or combinations with, insurers who have a significant presence in a state has enhanced the ability of the Company to engage local defense counsel who will respond to its defense strategy. The Company's claims management philosophy contributes to increased loss adjustment expenses compared to those of other property and casualty lines or others specializing in medical professional liability insurance, but the Company believes it results in greater policyholder loyalty and contributes to a lower pure loss ratio.

LOSS RESERVES

         Loss reserves are the liabilities established by the Company to provide funds for payment of policyholders' claims in the future. A medical professional liability insurance company must accumulate substantial loss reserves because it has promised to pay substantial amounts in the future for claims that have occurred in prior contract periods. These loss reserves are established as balance sheet liabilities representing estimates of future amounts needed to pay claims and related expenses with respect to insured events, which have occurred, including events that have not yet been reported to the carrier.

         Loss and loss adjustment expense reserves associated with medical professional liability coverage tend to be relatively higher than those associated with other types of property and casualty insurance for two primary reasons. First, the yearly increases in the overall costs of medical professional liability insurance coverage have historically been among the highest of the property and casualty insurance lines. These increased costs can be attributed principally to increases in both the frequency and severity of medical professional liability claims. Second, the complexity of medical professional liability claims increases loss adjustment expenses. In addition, delays between the collection of premiums and the payment of losses is longer for medical professional liability insurance than other property and casualty lines. This delay, which is commonly referred to as the "long tail," is the result of the length of time that elapses between the incident giving rise to an insured claim and its reporting to the insurer, and the length of time that elapses between the reporting of the claim to the insurer and the ultimate resolution of the claim. Frequently, injuries are not discovered until years after an incident, or the claimant may simply elect initially not to pursue the recovery of damages. As a result of the delay, a major component of the loss reserves includes an estimate of the claims that have been incurred but not yet reported.

         There are two types of liability insurance policies, occurrence and claims-made. Under occurrence coverage, insurance is provided against claims of liability arising from incidents which "occur" during the policy period, regardless of when claims arising out of such incidents may be reported. Claims-made coverage provides protection against only those claims which arise out of incidents occurring and of which notice to the insurer is given while coverage is effective. Claims-made policies enable the insurer to estimate its loss reserves with more certainty as reserves for losses are accrued in the year that a claim is reported instead of in the year of occurrence as is the case with occurrence policies. As a result, there is less dependence on the actuarial determination of claims incurred but not reported in establishing the amount of loss reserves with respect to claims-made coverage. At December 31, 2000, the Company's medical malpractice reserves were comprised of approximately 25% occurrence reserves and approximately 75% claims-made reserves.

         The determination of loss reserves is essentially a projection of ultimate losses through an actuarial analysis of the claims history of the Company and other professional liability insurers, subject to adjustments deemed appropriate to management due to changing circumstances. Included in the claims history are losses and loss adjustment expenses paid by the Company in prior periods and case reserves for anticipated losses and loss adjustment expenses developed by the claims department as claims are reported and investigated. Actuaries rely primarily on such historical loss experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience despite the uncertainties in loss trends and the delays in reporting and settling claims. As additional information becomes available, the estimates reflected in earlier loss reserves may be revised. Any increase in the amount of reserves, including reserves for insured events of prior years, could have an adverse effect on consolidated results of the Company for the period in which the adjustments are made.

         The uncertainties inherent in estimating ultimate losses on the basis of past experience have grown significantly in recent years principally as a result of judicial expansion of liability standards and expansive interpretations of insurance contracts. These uncertainties may be further affected by, among other factors, changes in the rate of inflation, changes in the propensities of individuals to file claims, and changes in the laws of the states in which the Company does business. Despite these uncertainties, management believes that the methods used by the Company to establish reserves are reasonable and appropriate. These methods include a detailed review of reserves for losses and loss adjustment expenses of each insurance subsidiary being performed by the Company's independent actuaries for each fiscal year. The independent actuaries prepare a report that includes a recommendation as to the level of reserves. Management considers this recommendation as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of its reserves for losses and loss adjustment expenses. The statutory filings of each insurance company with the insurance regulators must be accompanied by an independent actuary's certification as to their respective reserves in accordance with the requirements of the National Association of Insurance Commissioners.

         In establishing the amount of reserves for losses and loss adjustment expenses for interim periods in the following year, management gives consideration to the recommendations in the report of the independent actuaries and the other factors described above through the end of the current interim period. The reserves are subject to further adjustment during the year, as deemed appropriate by management, to give consideration to unusual material events.

CLAIMS RECONCILIATIONS

         The following table sets forth an analysis of consolidated property and casualty loss reserve liabilities and loss adjustment expenses ("LAE") for the Company and provides a reconciliation of beginning and ending consolidated liability balances for the years ended December 31, 2000, 1999, and 1998. As of December 31, 2000, MAI's insurance subsidiaries had consolidated reserves for losses and LAE on a generally accepted accounting principles (GAAP) basis that exceeded those on a statutory basis by approximately $14 million, which is principally due to the portion of GAAP reserves that are reflected for statutory accounting purposes as unearned premiums. These unearned premiums are applicable to extended reporting endorsements issued without a premium charge upon death, disability, or retirement.

                                                                              YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------------
                                                                    2000                1999                1998
                                                                 ----------           ---------           ---------
                                                                                   (IN THOUSANDS)
Reserve liability, net of reinsurance recoverables,
  at beginning of year                                           $  486,279           $ 480,741           $ 464,122


Provisions for losses and LAE occurring in the
  current year, net of reinsurance                                  178,210             158,303             141,201

Decrease in estimated losses and LAE
  for claims occurring in prior years, net of
  reinsurance                                                       (22,500)            (53,646)            (47,308)
                                                                 ----------           ---------           ---------

Total incurred during current year,
  net of reinsurance                                                155,710             104,657              93,893

Losses and LAE payments for claims, net of reinsurance, occurring during:

  Current year                                                      (14,909)            (10,293)             (9,891)

  Prior years                                                      (133,623)            (88,826)            (67,383)
                                                                 ----------           ---------           ---------

Total paid, net of reinsurance                                     (148,532)            (99,119)            (77,274)
                                                                 ----------           ---------           ---------


Reserve liability, net of reinsurance recoverables,
  at end of year                                                 $  493,457           $ 486,279           $ 480,741
                                                                 ==========           =========           =========

Gross liability at end of year                                   $  659,659           $ 665,786           $ 660,631
Reinsurance recoverable                                             166,202             179,507             179,890
                                                                 ----------           ---------           ---------

Net liability at end of year                                     $  493,457           $ 486,279           $ 480,741
                                                                 ==========           =========           =========

Gross re-estimated liability                                                          $ 635,195           $ 560,621
Re-estimated recoverable                                                                171,416             162,313
                                                                                      ---------           ---------

Net re-estimated liability                                                            $ 463,779           $ 398,308
                                                                                      =========           =========

Note:  The above amounts exclude life company reserves.

LOSS RESERVE DEVELOPMENT TABLE

         The following table includes information regarding the development of property and casualty reserves for liability for unpaid losses and LAE of the Company for the years ended December 31, 1990 through 2000. The table includes losses and LAE on both a direct and an assumed basis and is net of reinsurance recoverables: (i) the line entitled "Balance Sheet Reserves, net of Reinsurance Recoverables" reflects the amount recorded as the reserve for liability for unpaid losses and LAE in the consolidated balance sheet at the end of each year (the "Balance Sheet Reserves"); (ii) the section entitled "Cumulative Paid, net of Reinsurance Recoverables, As Of" reflects the cumulative amounts paid as of the end of each succeeding year with respect to the previously recorded Balance Sheet Reserves; (iii) the section entitled "Re Estimated Net Liability As Of" reflects the reestimated amount of the liability previously recorded as "Balance Sheet Reserves" that includes the cumulative amounts paid and an estimate of additional liability based upon claims experience as of the end of each succeeding year (the "Net Re Estimated Liability"); (iv) the line entitled "Redundancy (Deficiency)" reflects the difference between the previously recorded Balance Sheet Reserve for each applicable year and the Net Re Estimated Liability relating thereto as of the end of the most recent fiscal year; and (v) the line entitled "% Redundancy (Deficiency)" reflects the ratio that the Redundancy (Deficiency) bears to the Balance Sheet Reserve in each year during such period.

         Information presented in the following table is cumulative and, accordingly, each amount includes the effects of all changes in amounts for prior years. The information relating to subsidiaries other than MA-Alabama is limited to the property and casualty reserves from their respective dates of acquisition. The GAAP basis claims reserves have not been discounted.

                                                                    RESERVE DEVELOPMENT ANALYSIS BY
                                                                               RESERVE DATE
YEAR ENDED DECEMBER 31,                       1990               1991              1992                1993              1994
--------------------------------------------------------------------------------------------------------------------------------
                                                                            (dollars in 000's)
BALANCE SHEET RESERVES, NET
OF REINSURANCE RECOVERABLES                $ 202,937          $ 228,119          $ 252,739          $ 272,392          $ 295,541

CUMULATIVE PAID, NET OF
REINSURANCE RECOVERABLES,
AS OF:

End of Year                                        0                  0                  0                  0                  0
One year Later                                17,340             19,560             19,752             21,296             24,102
Two Years Later                               34,374             35,461             36,185             40,988             42,115
Three Years Later                             44,498             46,417             52,550             53,186             58,793
Four Years Later                              52,076             58,124             58,526             61,153             65,520
Five Years Later                              61,196             62,573             63,325             66,419             76,291
Six Years Later                               63,682             65,090             68,021             73,308             81,722
Seven Years Later                             65,877             68,719             71,466             76,716
Eight Years Later                             69,014             71,305             72,352
Nine Years Later                              71,331             71,802
Ten Years Later                               71,475

RE ESTIMATED NET LIABILITY AS OF:

End of Year                                  202,937            228,119            252,739            272,392            295,541
One year Later                               195,747            217,558            241,655            251,445            268,154
Two Years Later                              185,535            205,277            221,236            220,385            239,243
Three Years Later                            173,996            185,349            190,744            194,213            200,311
Four Years Later                             157,884            159,301            167,062            159,096            157,836
Five Years Later                             135,828            139,570            136,996            126,379            122,570
Six Years Later                              119,336            114,407            108,862            106,403            105,779
Seven Years Later                             93,875             98,177             94,908             92,954
Eight Years Later                             83,266             89,271             84,719
Nine Years Later                              77,771             79,734
Ten Years Later                               75,894

REDUNDANCY (DEFICIENCY)                      127,043            148,385            168,020            179,438            189,762
% REDUNDANCY (DEFICIENCY)                      62.60%             65.05%             66.48%             65.87%             64.21%

BALANCE AT END OF YEAR PRESENTED:
GROSS LIABILITY                                                                                       311,394            355,735
RECEIVABLE FROM REINSURERS                                                                            (39,002)           (60,194)
NET LIABILITY                                                                                         272,392            295,541

BALANCE AT DECEMBER 31, 2000:
GROSS LIABILITY                                                                                       103,540            138,019
RECEIVABLE FROM REINSURERS                                                                            (10,586)           (32,240)
NET LIABILITY                                                                                          92,954            105,779



                                                                    RESERVE DEVELOPMENT ANALYSIS BY
                                                                               RESERVE DATE
YEAR ENDED DECEMBER 31,                    1995           1996           1997            1998          1999           2000
--------------------------------------------------------------------------------------------------------------------------------
                                                                            (dollars in 000's)
BALANCE SHEET RESERVES, NET
OF REINSURANCE RECOVERABLES            $ 352,521       $ 440,040       $ 464,122       $ 480,741     $ 486,279     $ 493,457

CUMULATIVE PAID, NET OF
REINSURANCE RECOVERABLES,
AS OF:

End of Year                                    0               0               0               0             0
One year Later                            27,532          48,390          67,383          89,864       133,832
Two Years Later                           58,769          98,864         128,758         192,716
Three Years Later                         80,061         136,992         194,139
Four Years Later                         107,005         173,352
Five Years Later                         120,592
Six Years Later
Seven Years Later
Eight Years Later
Nine Years Later
Ten Years Later

RE ESTIMATED NET LIABILITY AS OF:

End of Year                              352,521         440,040         464,122         480,741       486,279       493,457
One year Later                           325,212         393,363         416,814         427,095       463,779
Two Years Later                          280,518         347,258         364,196         398,308
Three Years Later                        237,280         294,675         333,530
Four Years Later                         190,110         264,714
Five Years Later                         173,148
Six Years Later
Seven Years Later
Eight Years Later
Nine Years Later
Ten Years Later

REDUNDANCY (DEFICIENCY)                  179,373         175,326         130,592          82,433        22,500
% REDUNDANCY (DEFICIENCY)                  50.88%          39.84%          28.14%          17.15%         4.63%

BALANCE AT END OF YEAR PRESENTED:
GROSS LIABILITY                          432,937         548,732         614,720         660,631       665,786
RECEIVABLE FROM REINSURERS               (80,416)       (108,692)       (150,598)       (179,890)     (179,507)
NET LIABILITY                            352,521         440,040         464,122         480,741       486,279

BALANCE AT DECEMBER 31, 2000:
GROSS LIABILITY                          202,469         324,951         446,387         560,621       635,195
RECEIVABLE FROM REINSURERS               (29,321)        (60,237)       (112,857)       (162,313)     (171,416)
NET LIABILITY                            173,148         264,714         333,530         398,308       463,779

         Medical professional liability loss experience is volatile and cyclical. Over the past twenty-five years, the industry has experienced several periods of increasing claim frequency and severity, followed by periods of relative stability. At other times, due to tort reform, favorable judicial decisions, favorable economic conditions or other unknown factors, claim frequency and/or severity have decreased. Malpractice claims generally require an extended period of time to resolve, and in many jurisdictions, the average life of a claim is five years or longer. The combination of changing conditions and the extended time required for claim resolution result in a loss cost estimation process that requires actuarial skill and good judgment, and such estimates require periodic revision. Management believes that is prudent to establish initial loss and loss expense reserves that are reasonable based on historical experience as well as on facts and circumstances known at the balance sheet date. To the extent that actual results deviate from expectations, reserve estimates are subsequently adjusted and ultimate paid losses and loss expenses are more or less than the original estimates. In recent years the industry has once again encountered a period of increasing claims costs; see discussion in "Losses" in Item 7.

         The Company's loss and loss expense reserves have developed favorably in prior years for several reasons. First, the Company utilizes a rigorous and disciplined approach to investigating, managing and defending claims. This philosophy has generally produced results that are better than industry averages in terms of loss payments and the proportion of claims closed without indemnity payment. The Company's volume of business, while substantial, is not of a sufficient size to fully support the projection process, thus the Company's data is supplemented with industry-based data. Ultimately, actual payments on these reserves have been less than originally projected, creating the redundancies.

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

         Third, as the Company has commenced operations in new jurisdictions, beginning with its first out-of-state expansion in 1993, there was substantial uncertainty as to the loss experience that would be encountered. This uncertainty, coupled with the increased reliance on industry statistics required by operating in the new venues, resulted in reserve redundancies when actual results proved better than expected. While some jurisdictions have proven difficult, the Company's overall results have been generally favorable, resulting in developed redundancies.

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

         Risks are reinsured under treaties pursuant to which the reinsurer agrees to assume all or a portion of all risks insured by the Company above its individual risk retention and up to the maximum individual limit offered (currently $26 million). Generally, the Company's risk retention level is dependent upon numerous factors including volume of business in a particular region, service infrastructure within a region, level of experience within a region, and the Company's analysis of the potential underwriting results within each region. As a consequence, the Company's retention has varied between the first $200,000 and the first $2 million since 1989. Currently, the Company retains $1 million in Alabama and $250,000 elsewhere. The Company reinsures the risks above the maximum limits of its reinsurance treaties on a facultative basis - the reinsurer agrees to insure a particular risk up to a designated limit.

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

         Although reinsurer insolvencies have resulted in financial difficulties for some insurance companies, management believes the Company's reinsurance recoverable at December 31, 2000 did not include a material amount due from any financially troubled reinsurer.

INVESTMENTS

         Investment management services are provided to the Company by independent third party investment managers. Such services include reviewing and recommending investment policies and implementing and executing investment strategies and are currently provided for a fee based upon the market value of the investment portfolio managed for the Company. The general investment policies of the Company are intended to accommodate its need for liquidity and current income. The primary objective is to achieve a high level of after-tax income, while minimizing risk. Accordingly, investment assets of the Company substantially consist of fixed maturity securities, all of which are investment grade as defined by national rating agencies. See Notes 1 and 2 of the Notes to Consolidated Financial Statements for a description of the investments of the Company at December 31, 2000.

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

REGULATION

         The insurance industry is highly regulated, primarily by departments or agencies of the state governments. The Insurance Codes of the various states in which the Company does business delegate regulatory, supervisory and administrative powers to the State Commissioners or Departments of Insurance. Such regulation, supervision and administration involve, among other things, the licensing of insurers, oversight of financing of insurers, periodic examinations of the affairs and financial condition of insurers, and review of annual and other mandatory reports on the financial condition of insurers.

         Insurance companies are required to be licensed by the states in which they do business. The Company is currently licensed to do business as a property and casualty insurer in 43 states and the District of Columbia and has or will apply for authority to do business in almost all states. In addition to being licensed as a property and casualty insurer, the Company must submit for approval all property and casualty policies, endorsements, underwriting manuals, and rates to the Commissioners of Insurance in order to do business in states in which it is licensed. In 2000, the Company wrote premiums in 23 states. Approval of policy forms and rates may take a substantial period of time after the license has been issued in a particular state. Further, the possibility exists that the Company may be unable to do business in a state in which it is licensed if desired policies, endorsements, forms, manuals, or rates are not approved by the Commissioner of Insurance in that state.

         The Company is an insurance holding company system regulated under the Alabama Insurance Holding Company System Regulatory Act and the West Virginia Holding Company System Act, (collectively the "Holding Company Acts"). The Holding Company Acts generally prohibit anyone from acquiring control of an insurance company without the approval of the Commissioner in the state of domicile of such insurance company. Under the Holding Company Acts, control is presumed to exist if any person or persons acting in concert, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing a certain percentage of the voting securities of another person (5% in Alabama; 10% in West Virginia).

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

         MAI's insurance subsidiaries must comply with mandatory capital and solvency standards in the states in which they are authorized to do business. The National Association of Insurance Commissioners (the "NAIC") has established risk-based capital ("RBC") requirements to assist regulators in monitoring the financial strength and stability of property and casualty insurers. Under the NAIC requirements, regulatory compliance is determined by a ratio of an insurer's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level of RBC, also defined by the NAIC. NAIC guidelines do not require company or regulatory action for insurers that achieve an RBC ratio of 2.0 or better. Each of the Company's insurance subsidiaries achieved an RBC ratio at December 31, 2000 that was better than 2.0.

         The 2000 adjusted capital and authorized control level RBC (in millions), and the related RBC ratio for each of the Company's insurance subsidiaries follows:

                                                             Authorized
                                      Adjusted                Control                 RBC
                                       Capital               Level RBC               Ratio
                                      --------               ----------              -----
MA -- Alabama                          $ 208.8                 $ 42.5                 4.91
MA - West Virginia                     $   8.0                 $  0.4                20.00

         State insurance codes generally limit the source of dividends payable by a stock insurer to that part of its available surplus funds which is derived from realized net profits on its business. The Holding Company Acts require that a domestic insurer obtain prior approval from the state's Commissioner before the payment of any extraordinary dividend. The Holding Company Acts would permit MAI's insurance subsidiaries to dividend to MAI as much as approximately $21.7 million in 2001 without obtaining prior approval from the commissioners. In turn, Delaware corporate law limits MAI from paying dividends in excess of its surplus.

EMPLOYEES

         At December 31, 2000, MAI and its subsidiaries employed 237 persons. None of the employees of MAI or its subsidiaries is represented by a labor union. MAI considers its employee relations to be good.

ITEM 2.  PROPERTIES

         MA-Alabama is the fee owner of one office building located in the metropolitan area of Birmingham, Alabama. MA-Alabama purchased the building in March 1989 and during 1993 sold the office building which it formerly occupied. MAI and its subsidiaries are occupying approximately 55,000 square feet of office space in the building. The remaining office space of approximately 101,000 square feet in the building is leased to unaffiliated persons or is available to be leased. The office building is currently unencumbered.

         MAI is the fee owner of one office building located in the metropolitan area of St. Louis, Missouri. MA-Alabama is occupying approximately 7,700 square feet as the base for its St. Louis operations and the remaining office space of approximately 6,500 square feet in this building is leased to unaffiliated persons or is available to be leased. At December 31, 1999 the building secured a bank loan in the approximate amount of $357,000; however, this loan was repaid in full in January 2000. This office building is currently under contract to be sold with the closing scheduled for April 2001. This operation will be relocated to other leased office space in St. Louis.

         MA-Alabama's other locations and MA-West Virginia maintain additional office space under leases with unaffiliated persons that are not considered material.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         At March 1, 2001, MAI had 1,971 stockholders of record and 22,681,782 shares of common stock outstanding. MAI's common stock currently trades on The New York Stock Exchange under the symbol "MAI".

         The quotations below reflect trading on The New York Stock Exchange.

                                         2000                    1999
                                  ------------------      ------------------
Quarter                            High        Low         High        Low
-------                           ------      ------      ------      ------
First                             $22.88      $16.88      $33.00      $26.88
Second                             20.81       10.19       30.00       26.75
Third                              12.50       10.56       30.00       25.06
Fourth                             15.88       12.25       25.00       20.25

         Information regarding restrictions on the ability of MAI and its insurance subsidiaries to pay dividends is incorporated by reference from the last paragraph under the caption "REGULATION" in Item I on page 13 of this Form 10-K.

         The Company did not declare a dividend in 2000. The Company declared a stock dividend of five percent in 1999. The Company has not paid any cash dividends on its common stock. The Company currently intends to continue its policy of not paying a regular dividend.

         The above prices were not adjusted for any impact of stock dividends.

         The Company has engaged Medical Reinsurance Company LLC ("MRC"), a related party owned twenty-five percent by MAI, to manage the distribution of a certain subset of its insurance and reinsurance products throughout the United States, including medical malpractice reinsurance, excess medical malpractice insurance, managed care liability insurance, accident and health insurance and reinsurance, and workers' compensation insurance and reinsurance. As payment for such management services, the Company paid MRC a quarterly management fee in restricted shares of MAI stock through 1999. The Company transferred 11,778 and 11,258 treasury shares in 1999 and 1998, respectively, to MRC as payment of management fees. The shares have been issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933, as amended. Beginning in 2000, MAI has paid MRC in cash for its management services.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

                                                 2000            1999           1998            1997           1996
                                             --------------------------------------------------------------------------
                                                                (in thousands, except per share amounts)
Direct and assumed
    premiums written                         $  223,871      $  201,593      $  192,479      $  188,195       $ 137,840

Premiums earned                                 216,297         207,492         195,515         158,061         134,162

Premiums ceded                                  (38,701)        (43,068)        (54,199)        (39,094)        (29,644)

Net premiums earned                             177,596         164,424         141,316         118,967         104,518

Net investment income                            41,450          39,273          39,402          38,474          32,114

Other income                                      3,543           4,332          12,885           3,301           2,642

    Total revenues                              222,589         208,029         193,603         160,742         139,274

Net losses and loss
    adjustment expenses                         155,710         104,657          93,893          77,674          72,759

Net income(A)                                    24,300          46,700          47,400          37,458          31,149

Net income per share of
    common stock (basic and diluted)(B)      $     1.04      $     1.95      $     1.92      $     1.51       $    1.29

Weighted average number
    of shares outstanding(B)                     23,291          23,992          24,729          24,844          24,108



BALANCE SHEET DATA:(C)
(as of December 31)

Total investments                            $  796,526      $  761,918      $  791,579      $  720,202       $ 666,759

Total assets                                  1,122,836       1,117,668       1,132,239       1,063,173         905,308

Reserve for losses and
    loss adjustment expenses                    659,659         665,792         660,640         614,729         548,742

Total liabilities                               777,669         791,944         808,059         775,985         660,743

Total capital                                   345,167         325,724         324,180         287,188         244,565

Total capital per share of
  common stock outstanding(B)                $    15.22      $    13.92      $    13.24      $    11.57       $    9.81

Common stock outstanding
    at end of year(B)                            22,682          23,401          24,477          24,829          24,933

(A) Net income for 1998 was reduced by $1.1 million which represents the cumulative effect (net of tax) of an accounting change for guaranty fund assessments due to the adoption of the American Institute of Certified Public Accountants' Statement of Position 97-3. The cumulative effect reduced net income per share of common stock (Basic and Diluted) by $0.04 per share.

(B) The Board of Directors declared special stock dividends in December 1999 (5%), 1998 (10%), 1997 (5%), and 1996 (6%); in August 1997 the
         Board declared a two-for-one stock split. All Net income per share and Total capital per share data on this page has been restated as if the dividends and the stock split had been declared on January 1, 1996. Additionally, treasury stock is excluded from the date of acquisition for purposes of determining the weighted average number of shares outstanding used in the computation of net income per share of common stock.

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


LIQUIDITY AND CAPITAL RESOURCES


         The payment of losses, loss adjustment expenses, and operating expenses in the ordinary course of business is currently the Company's principal need for liquid funds. Cash provided from operating activities was sufficient during 2000 to meet the Company's operating needs, and the Company believes those sources will be sufficient to meet its cash needs for operating purposes for at least the next twelve months. Prolonged and increasing levels of inflation could cause increases in the dollar amount of losses and loss adjustment expenses and may therefore adversely affect future reserve development. To minimize such risk, the Company (a) maintains reinsurance at levels management considers to be strong and adequate; (b) conducts regular actuarial reviews to ensure, among other things, that reserves do not become deficient; and (c) maintains adequate asset liquidity. The Company did not borrow any funds during the years ended December 31, 2000 and 1999.

         As discussed in Item I of this report, the Company has entered into an Agreement to Consolidate pursuant to which MAI and PICM will become wholly-owned subsidiaries of a newly formed insurance holding company, ProAssurance. The proposed consolidation will require a substantial cash payment to the PICM shareholders, which is likely to exceed $200 million. The Company anticipates that up to $135 million of the cash required for the consolidation will be funded from currently available cash and investment assets of the Company and PICM and that the remainder of the requirement will be funded from a bank credit facility of up to $150 million, including a term loan of up to $110 million. The Company anticipates that operating cash flows of the insurance subsidiaries of ProAssurance will be sufficient to fund debt service on the bank loan. The proposed consolidation, which is subject to regulatory and shareholder approvals and other conditions, is expected to be completed in the second fiscal quarter of 2001.

         The Company continues to have available through a lending institution a line of credit in the amount of $40 million. This line is expected to be replaced by a revolving credit facility of up to $40 million made available to ProAssurance and its subsidiaries after the consolidation.

         During 2000, the Company's Board of Directors increased the authorization for purchases of its common stock by 1 million shares in July and by an additional 1 million shares in December. The Company applied approximately $9.6 million to the purchase of its shares in 2000.

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

         At December 31, 2000 fixed maturity securities totaling $603.5 million, at fair value, comprised 76% of the Company's invested assets of $796.5 million. Thus, the most significant market risk to the Company is interest rate risk related to the fixed maturity portfolio. The Company believes it is in a position to keep these investments until final maturity and does not invest in fixed maturity securities for trading purposes. Nevertheless, fluctuations in market interest rates may significantly impact the fair value of this portfolio.

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

         The Company estimates that the fair value of its fixed maturity portfolio and the weighted average effective duration would respond to fluctuations in market interest rates as follows:

                                                             Change in Interest Rate Basis Points
                                               ------------------------------------------------------------------
                                                                            Current
                                               -200 bps       -100 bps       Rates*        +100 bps      +200 bps
                                               --------       --------      -------        --------      --------
Projected fair value of portfolio (in
millions):                                      $638.4         $620.4        $603.5         $585.5        $567.6

Projected weighted average effective              2.76           2.77          2.88           3.00          3.10
duration of portfolio (in years):

*  Current rates are as of December 31, 2000.

         At December 31, 2000 the fair value of the Company's investment in common stocks, excluding preferred stocks as discussed in the following paragraph, was $48.0 million which included net unrealized losses of $2.3 million. These securities are subject to price risk. A hypothetical 10% increase in the market prices as of December 31, 2000 would increase the fair value of these securities to $52.8 million; a hypothetical 10% decrease would reduce the fair value to $43.2 million. The selected hypothetical change does not reflect what could be considered the best or worst scenarios.

         At December 31, 2000 the Company has a limited investment in preferred stocks. These securities were carried at fair value of $32.9 million at December 31, 2000, including net unrealized gains of $0.9 million. These securities carry fixed rates of return and thus, like fixed maturities, are primarily subject to interest rate risk. The fixed maturities table above does not include preferred stocks.

         The Company's cash and short-term investment portfolio at December 31, 2000 was on a cost basis which approximates its fair value. This portfolio lacks significant market rate sensitivity due to its short duration.

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999


Premiums

         The following table presents information related to consolidated written and earned premiums and reinsurance expense (in thousands):

                                                                              Increase
                                             2000              1999          (Decrease)
                                           ---------         ---------       ----------
Direct and assumed premiums written        $ 223,871         $ 201,593         $22,278
                                           =========         =========         =======

Direct and assumed premiums earned         $ 216,297         $ 207,492         $ 8,805
Less:  Premiums ceded                        (38,701)          (43,068)          4,367
                                           ---------         ---------         -------
Net premiums earned                        $ 177,596         $ 164,424         $13,172
                                           =========         =========         =======


         Direct and assumed medical malpractice premiums written during the year ended December 31, 2000 increased by $1.4 million as compared to the same period of 1999, from $178.6 million to $180.0 million. After giving effect to insureds that did not renew, a net increase of approximately $5.3 million resulted from rate increases and writing premiums at approved higher rates; see next paragraph. Partially offsetting this $5.3 million increase was a decrease of $3.9 million resulting from one-time additional premiums written in January 1999 related to the purchase of a book of business.

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

         The Company writes accident and health, workers compensation and multi-line premiums from time to time as opportunities arise. These policies historically yield lower margins than the Company's other lines of business and thus are not a primary focus of operations. However, this business does provide an opportunity to utilize the Company's capital and produces revenue from fees and commissions. Given the uncertain market conditions in these areas, variations in premiums are to be expected as pricing conditions change rapidly. For the year ended December 31, 2000 as compared to the same period of 1999, direct and assumed workers compensation and multi-line premiums increased $14.1 million, and direct and assumed accident and health premiums written increased by $6.8 million. The Company believes the contributions of the accident and health and workers compensation fronting and reinsurance programs do not warrant the resources that have been devoted to them and as a consequence the Company will not have as large a commitment to these areas in the future.

         Direct and assumed medical malpractice premiums earned decreased $4.9 million for the year ended December 31, 2000 as compared to same period in 1999. As with written premiums, $3.9 million of this decrease was due to one-time additional premiums earned in 1999 related to the purchase of a book of business. Direct and assumed accident and health, workers compensation and multi-line premiums earned increased by $13.7 million during the year ended December 31, 2000 as compared to the same period of 1999.

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

         Premiums ceded decreased by approximately $4.4 million for the year ended December 31, 2000 as compared to the year ended December 31, 1999, primarily related to workers compensation, accident and health, and multi-line premiums earned. While the total earned amount of these premiums increased between the two periods, the proportion of the premiums that were ceded decreased during 2000. As a result, ceded premiums were lower for the year ended December 31, 2000.


Investment Income

         Consolidated net investment income was $41.5 million in 2000 compared to $39.3 million in 1999. The $2.2 million increase is attributable to increased invested amounts and increased average yields. Monthly average invested assets in 2000 were $11 million higher than in 1999. The average yield in invested assets was 5.4% in 2000 compared to 5.2% in 1999.

         For purposes of the above discussion, invested assets are comprised of fixed maturities and equity securities at amortized cost and short-term investments. The earnings on such invested assets constitute the related net investment income. The Company calculates the yield on invested assets by dividing the related investment income by the monthly average of invested assets.

         The principal investment objective of the Company is to achieve a high level of after-tax income while minimizing risk. Although fixed maturity securities are purchased with the initial intent to hold such securities until their maturity, disposals of securities prior to their respective maturities may occur if management believes such disposals are consistent with the Company's overall investment objectives, including maximizing after-tax yields. The Company anticipates a reduction of invested assets in 2001 in order to complete the consolidation with Professionals Group as discussed under "Liquidity."


Other Income

         Other income decreased to $3.5 million for the year ended December 31, 2000 compared to $4.3 million for the year ended December 31, 1999. The decrease is principally attributable to a $0.8 million decrease in capital gains realized upon the sale of securities during 2000 as compared to 1999.

Losses

         Consolidated losses and loss adjustment expenses (losses) and the related current year loss ratio are summarized in the following table (dollars in thousands). The current year loss ratio is based on net premiums earned.

                                            2000                          1999
                                 --------------------------   -------------------------
                                  Losses         Loss Ratio     Losses       Loss Ratio
                                 --------------------------   -------------------------
Incurred loss related to:
    Current year                 $ 178,210           100%     $ 158,303           96%
                                                     ===                          ==
    Prior years                    (22,500)                     (53,646)
                                 ---------                    ---------
   Net incurred loss             $ 155,710                    $ 104,657
                                 =========                    =========

         Losses incurred include two components: a) actuarial re-evaluation of incurred loss levels for the current accident year, and b) actuarial re-evaluation of incurred loss levels for prior accident years. These components take into consideration prior loss experience, loss trends, and changes in the frequency and severity of claims. Any adjustments related to previously established amounts are included in current operations.

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

         The current accident year loss ratio (current accident year net loss divided by net premiums earned) increased to 100% from 96%. This change is due to increasing trends in severity and frequency of medical malpractice claims recognized by the Company during the year 2000. As a result of these same trends, the per claim average ultimate payment of indemnity and loss adjustment expenses for recent accident years appears likely to exceed comparable averages for previous years. Although such per claim average remains within the level contemplated by the previously established reserves, the effect was favorable loss development during the year ended December 31, 2000 of $22.5 million versus $53.6 million during the year ended December 31, 1999. If these trends continue, the Company may experience higher levels of incurred losses in subsequent periods. See Note 6 of the Notes to Consolidated Financial Statements for additional information concerning losses.

Underwriting, Acquisition and Insurance Expenses

         Underwriting, acquisition and insurance expenses are summarized in the following table (in thousands):

                                                                                       Increase
                                                          2000             1999       (Decrease)
                                                        --------         --------     ---------
Underwriting, acquisition and insurance expenses
  before reduction by ceding commissions earned         $ 48,249         $ 48,407       $  (158)
Ceding commissions earned                                 (9,670)          (8,195)       (1,475)
                                                        --------         --------       -------
                                                        $ 38,579         $ 40,212       $(1,633)
                                                        ========         ========       =======



         Underwriting, acquisition and insurance expenses decreased reflecting lower Guaranty Fund assessments and the attention the Company paid to expense controls during the year. The increase in ceding commissions earned is principally higher cessions on worker compensation programs. See Note 5 of the Notes to Consolidated Financial Statements.


Income Taxes

         The Company's effective tax rate decreased to 14% in 2000 from 26% for 1999. Tax exempt investment income, the primary item causing effective rates to be lower than the statutory 35% rate, remained level but other pre-tax income items decreased $35 million in 2000 compared to 1999. No loss carryforwards existed at December 31, 2000 or 1999.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998


Premiums

         The following table presents information related to consolidated written and earned premiums and reinsurance expense (in thousands):


                                                                               Increase
                                             1999              1998           (Decrease)
                                           ---------         ---------        ---------
Direct and assumed premiums written        $ 201,593         $ 192,479         $ 9,114
                                           =========         =========         =======

Direct and assumed premiums earned         $ 207,492         $ 195,515         $11,977
Less:  Premiums ceded                        (43,068)          (54,199)         11,131
                                           ---------         ---------         -------
Net premiums earned                        $ 164,424         $ 141,316         $23,108
                                           =========         =========         =======



         The largest component of the increase in direct and assumed premiums written was a $17.2 million increase in medical malpractice premiums. The increase in medical malpractice premiums includes assumed premiums of $3.9 million from the existing policies of the book of business acquired effective January 1, 1999, an increase in assumed medical malpractice premiums of $1.9 million, and $6.6 million of additional direct premiums resulting from the renewal of the book of business acquired in 1999.

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

         The largest component of the increase in premiums earned is a $16.9 million increase in medical malpractice premiums. The increase in earned medical malpractice premiums includes $7.1 million related to the book of business acquired in 1999 and a $5.8 million increase in medical malpractice premiums relating to reinsurance of other insurers. The increase in earned medical malpractice premiums was offset by a $6.4 million decrease in earned accident and health premiums.

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


Other Income

         Other income decreased to $4.3 million for the year ended December 31, 1999 compared to $12.9 million for the year ended December 31, 1998. The decrease is principally attributable to a $9.5 million decrease in capital gains realized upon the sale of securities during 1999 as compared to 1998. In 1998, the Company reduced the average maturity of a portion of its investment portfolio in an effort to protect the portfolio against the possibility of future increases in interest rates. This reduction was the principal reason for higher realized gains in 1998.

Losses

         Consolidated losses and loss adjustment expenses (losses) and the related loss ratios are summarized in the following table (dollars in thousands). The current year loss ratio is based on net premiums earned.

                                           1999                        1998
                                 -------------------------------------------------------

                                  Losses        Loss Ratio      Losses       Loss Ratio
                                 ---------      ----------      -------      ----------
Incurred loss related to:
     Current Year                $ 158,303            96%       $141,201          100%
                                                      ==                          ===
     Prior years                   (53,646)                      (47,308)
                                 ---------                      --------
     Net Incurred loss           $ 104,657                      $ 93,893
                                 =========                      ========


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

         The current accident year loss ratio (current accident year net loss divided by net premiums earned) decreased to 96% from 100%. This change reflects the Company's recognition of the decreasing trend in severity and frequency of medical malpractice claims. The effect was favorable loss development during the year ended December 31, 1999 of $53.6 million versus $47.3 million during the year ended December 31, 1998.


Underwriting, Acquisition and Insurance Expenses

         Underwriting, acquisition and insurance expenses are summarized in the following table (in thousands):

                                                                                      Increase
                                                          1999             1998      (Decrease)
                                                        --------         --------    ----------
Underwriting, acquisition and insurance expenses
  before reduction by ceding commissions earned         $ 48,407         $ 44,624       $3,783
Ceding commissions earned                                 (8,195)         (11,116)       2,921
                                                        --------         --------       ------
                                                        $ 40,212         $ 33,508       $6,704
                                                        ========         ========       ======

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


FORWARD LOOKING STATEMENTS


         The U.S. securities laws, including the Private Securities Litigation Reform Act of 1995, provide a "safe harbor" for certain forward-looking statements. This report contains forward-looking statements (identified by words such as, but not limited to, "believe", "expect", "intend", "anticipate", "estimate", and other analogous expressions) including statements concerning: earnings, losses, capital requirements, loss reserves, the retention of current business, competition, the expansion of product lines, the development or acquisition of business in new geographical areas, the proposed consolidation with Professionals Group, and other matters.

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

         Risks which could adversely affect the Company's operations and/or cause actual results to differ materially from anticipated results include, but are not limited to, the following:

                  - underwriting losses on the risks the Company insures are higher or lower than expected;
                  - unexpected changes in loss trends which might require the reevaluation of the liability for loss and loss adjustment expenses, thus resulting in an increase or decrease in the liability and a corresponding adjustment to earnings;
                  - the Company's ability to retain current business, acquire new business, expand product lines, and a variety of other factors affecting daily operations such as, but not limited to, economic, legal, competitive, regulatory and market conditions which may be beyond the Company's control and are thus difficult or impossible to predict;
                  - changes in the interest rate environment and/or the securities markets that adversely impact the fair value of the Company's investments or operations;
                  - inability of the Company to achieve continued growth through expansion into other states or through acquisitions or business combinations; and
                  - general economic conditions that are worse than anticipated.

         For every forward-looking statement, the Company claims the protection of the safe harbor for forward-looking statements under the Private Securities Litigation Reform Act of 1995.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         Refer to Disclosure under the caption "Market Risk" in Item 7 on page
18.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


         The Consolidated Financial Statements and Financial Statement Schedules of MAI and subsidiaries listed in Item 14(a) have been included herein beginning on page 39. The Supplementary Financial Information required by Item 302 of Regulation S-K is included in Note 12 of the Notes to Consolidated Financial Statements of MAI and its subsidiaries.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         Not Applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                         OFFICERS AND DIRECTORS OF MAI

NAME AND AGE               POSITION AND BUSINESS EXPERIENCE
------------               --------------------------------

RICHARD V. BRADLEY, M.D.   Director; Dr. Bradley has served on the Board of
                           Directors of MAI since December 1996. In 1986, Dr.
                           Bradley retired from medical practice to serve as
                           President and Chief Executive Officer of MOMED
                           Holding Co. and its Missouri insurance subsidiary.
                           After MAI acquired MOMED Holding Co. in 1996, Dr.
                           Bradley continued to serve in such capacities until
                           the merger of MOMED Holding Co. into MAI in August
                           2000. (Age 74)

PAUL R. BUTRUS             Executive Vice President and Director; Mr. Butrus has
                           served as a director and Executive Vice President of
                           MAI since its incorporation on February 8, 1995. Mr.
                           Butrus has been employed by MA-Alabama and its
                           subsidiaries since 1977, most recently as Executive
                           Vice President and Chief Operating Officer since
                           1993. Mr. Butrus serves as a director of each of
                           MAI's insurance subsidiaries and participates on
                           their respective claims and underwriting committees.
                           (Age 60)

NORTON E. COWART, M.D.     Director; Dr. Cowart has served as a director of MAI
                           since June 1996. Dr. Cowart served as a director of
                           MA-Alabama from 1977 to 1996, and served as its
                           Chairman of the Board from 1987 to 1996. Dr. Cowart
                           retired from the practice of internal medicine in
                           Huntsville, Alabama in 1992. (Age 81)

A. DERRILL CROWE, M.D.     President and Chairman of the Board; Dr. Crowe has
                           served as President and Chairman of the Board of MAI
                           since its formation on February 8, 1995. Dr. Crowe
                           has been President, Chief Executive Officer and a
                           director of MA-Alabama since its organization in
                           1976. Dr. Crowe serves as a director of each of MAI's
                           insurance subsidiaries and participates on their
                           respective claims and underwriting committees. (Age
                           64)

PAUL D. EVEREST, M.D.      Director; Dr. Everest has served as a director of MAI
                           since its incorporation on February 8, 1995, and as a
                           director of MA-Alabama from 1982 until 2000. Dr.
                           Everest is a retired orthopedic surgeon from
                           Montgomery, Alabama (Age 80)

ROBERT E. FLOWERS, M.D.    Director; Dr. Flowers has served as a director of MAI
                           since its formation on February 8, 1995, and served
                           as a director of MA-Alabama from 1985 to 2000. He
                           currently practices medicine in Dothan, Alabama,
                           specializing in gynecology. (Age 51)

ROBERT D. FRANCIS          Senior Vice President, Secretary and Chief
                           Underwriting Officer; Mr. Francis has been the Senior
                           Vice President, Secretary and Chief Underwriting
                           Officer of MAI since its formation on February 8,
                           1995. Mr. Francis serves as Secretary and Senior Vice
                           President of MA-Alabama and was initially employed by
                           MA-Alabama in 1984. He serves as a

                           director of MAI's insurance subsidiaries. Mr. Francis is currently responsible for the underwriting activities of MAI's insurance subsidiaries. (Age 38)

HOWARD F. FRIEDMAN         Mr. Friedman serves as Senior Vice President-
                           Corporate Development of MAI, with responsibility for
                           actuarial services, information systems and merger
                           and acquisition analysis. He has been associated with
                           the company since November 1996. Prior to that time,
                           Mr. Friedman was employed in similar capacities with
                           other insurance companies. (Age 42)

LEON C. HAMRICK, M.D.      Director; Dr. Hamrick has served as a director of MAI
                           since its incorporation on February 8, 1995, and
                           served as a director of MA-Alabama from 1978 to 2000.
                           Dr. Hamrick is a general surgeon with HealthSouth
                           Metro West Hospital in Fairfield, Alabama (formerly
                           known as Tenet Lloyd Noland Hospital). (Age 75)

JAMES J. MORELLO           Senior Vice President and Treasurer; Mr. Morello has
                           been the Treasurer of MAI since its formation on
                           February 8, 1995. Mr. Morello has been employed as
                           Treasurer and Chief Financial Officer of MA-Alabama
                           since 1984. He serves as a director of MAI's
                           insurance subsidiaries. Mr. Morello is a certified
                           public accountant. (Age 52)

JOHN P. NORTH, JR.         Director; Mr. North has served as a director of MAI
                           since June 1996. Mr. North is a certified public
                           accountant who was a partner of the accounting firm
                           of Coopers & Lybrand LLP until his retirement in
                           September 1995. (Age 65)

SECTION 16(A).  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires MAI's officers and directors, and persons who beneficially own more than 10% of the Common Stock ("Section 16 Insiders"), to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Section 16 Insiders are required by the SEC regulations to furnish MAI with copies of all SEC forms required under Section 16(a) of the Securities Exchange Act of 1934 ("Section 16(a) Forms"). Based solely on a review of the Section 16(a) Forms as furnished to MAI, all Section 16 Insiders filed their Section 16(a) Forms in a timely manner for 2000, except for the following individuals. Mr. North was late in reporting shares issued to him under the Company's Directors Stock Compensation Plan and Mr. Friedman was late in initially reporting his beneficial ownership in the Company after becoming an executive officer in May 2000.


ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth a summary of the compensation paid or accrued during each of the last three fiscal years with respect to (i) MAI's Chief Executive Officer and (ii) the four most highly compensated persons considered to be executive officers or their equivalent.

                           SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION                                                    LONG-TERM COMPENSATION
-------------------                                                    ------------------------
                                                                       AWARDS                      PAYOUTS
                                                                       ------------------------    -------
                                                                       RESTRICTED
NAME AND                                                OTHER ANNUAL   STOCK                        LTIP     ALL OTHER
PRINCIPAL POSITION  YEAR      SALARY        BONUS(4)    COMPENSATION   AWARDS(2)   OPTIONS/SARS(5)  PAYOUT   COMPENSATION(3)
------------------  ----      ------        -----       ------------   ------      ------------     ------   ------------
                             ($)          ($)           ($)            ($)         (#)              ($)      ($)
A. DERRILL CROWE(1)
PRESIDENT OF MAI    2000     463,375            -0-          -0-            -0-           -0-          -0-      21,048

                    1999     403,000            -0-          -0-            -0-        26,250          -0-      19,706

                    1998     350,500            -0-          -0-            -0-        27,500          -0-      19,763


PAUL R. BUTRUS
EXECUTIVE VICE
PRESIDENT OF MAI    2000     439,443            -0-          -0-            -0-           -0-          -0-      21,048

                    1999     380,000            -0-          -0-            -0-        26,250          -0-      19,706

                    1998     330,500            -0-          -0-            -0-        27,500          -0-      19,763






ROBERT D. FRANCIS
SECRETARY OF MAI    2000     181,185            -0-          -0-         12,270           -0-          -0-      21,048

                    1999     172,462         42,500          -0-         10,839         4,191          -0-      19,706

                    1998     157,289         31,000          -0-          5,138         2,712          -0-      19,763




JAMES J. MORELLO
TREASURER OF MAI
                    2000     203,668            -0-          -0-         14,060           -0-          -0-      21,048

                    1999     197,563         24,375          -0-         12,600         2,403          -0-      19,706

                    1998     182,577         27,000          -0-          6,030         2,362          -0-      19,763





HOWARD FRIEDMAN     2000     181,060            -0-          -0-          1,050           -0-          -0-      21,048
SENIOR VICE
PRESIDENT-CORPORATE
DEVELOPMENT OF
MAI(6)


(1) Effective January 1, 2000, Dr. Crowe's employment agreement with MA-Alabama was automatically renewed for a term of three years. MAI assumed the obligations of MA-Alabama under Dr. Crowe's employment agreement in accordance with its agreement to provide personnel to perform certain services for MA-Alabama. The employment agreement provides for an annual salary to be established by the Board of Directors each year. MAI may terminate the employment agreement only for "good cause," which is defined in the employment agreement as (i) the failure or refusal of Dr. Crowe faithfully or diligently to perform the usual and customary duties of his employment and the continuance of such failure or refusal after receipt by Dr. Crowe of written notice from the Board of Directors directing Dr. Crowe to remedy such failure or refusal, (ii) any breach by Dr. Crowe of the covenants not to compete contained in the employment agreement, (iii) embezzlement, theft, misappropriations or conversion of the MAI's assets, or (iv) indictment and arraignment on a state or federal felony charge. If MAI terminates Dr. Crowe's employment agreement other than for "good cause," MAI is obligated to pay to Dr. Crowe, for the remainder of the term of his employment agreement, monthly payments each equal to one-twelfth of Dr. Crowe's salary for the year prior to such termination. If the Board of Directors selects someone other than Dr. Crowe as President of MAI or substantially changes Dr. Crowe's duties without his consent or agreement, except for "good cause," Dr. Crowe's employment agreement shall be deemed to have been terminated and MAI is obligated to pay to Dr. Crowe eight monthly payments each equal to one-twelfth of Dr. Crowe's salary for the year prior to such termination.

         (2) Effective December 1, 1992, MA-Alabama adopted the Mutual Assurance, Inc. Thrift Plan (formerly known as the "Mutual Assurance Open Market Stock Purchase Plan" and hereinafter referred to as the "Thrift Plan"). The Thrift Plan was assumed by MAI on August 31, 1995, in accordance with the Plan of Exchange. Each employee of MAI and its subsidiaries who has completed at least six months of service is eligible to participate in this plan at his or her election. MAI loans $0.35 for each $0.65 deposited by a participating employee under the Thrift Plan. MAI applies the employees' deposits and loan proceeds toward the purchase of its common stock in the open market for the account of such employees. The shares purchased and any dividends paid thereon are pledged as security for the loans to the participating employees who are entitled to vote the shares. Each loan is forgiven and the shares purchased with the deposits and loan proceeds together with all dividends paid on the shares are released from the pledge after four years if the employee continues to be employed by MAI. Accordingly, shares acquired with loan proceeds are treated as restricted stock awards and the amount reflected in the table represents the amount of the loans made by MAI to the persons named in the table during 1998,1999, and 2000. At December 31, 2000, persons named in the above table have used loan proceeds in the approximate amount of $82,900 to purchase approximately 3,240 shares under the Thrift Plan that had an approximate value of $51,600 on March 1, 2001.

         (3) The Mutual Assurance, Inc. Pension Plan (the "Pension Plan") was adopted effective December 31, 1979, and assumed by MAI on August 31, 1995, in accordance with the Plan of Exchange. Employees of MAI and its subsidiaries are eligible to participate in the Pension Plan following the later to occur of
(i) the employee's completion of one year of service or (ii) the employee's 21st birthday. For each calendar year, MAI and the other participating employers make a pension contribution to the Pension Plan in an amount equal to ten percent (10%) of the aggregate compensation of each participant who completes 1,000 hours of service during the year and who is employed on the last day of the year. This contribution is allocated to participants' accounts pursuant to an "integrated" allocation formula. Under this formula, the amount allocated to each participant is dependent upon the amount of such participant's compensation and the amount of his compensation that exceeds the Social Security taxable wage base. Pension Plan participants may, at their option, make their own contributions to the Pension Plan on an after-tax basis. An employee's vested benefits are payable upon his retirement, death, disability, or other termination of employment. An employee is always fully vested in his account balance attributable to his own contributions to the Pension Plan. The employee's interest in the account attributable to his employer's contributions and earnings thereon becomes fully vested upon the earlier of his attainment of his normal retirement date (age 65), his death, his permanent and total disability, or his completion of five years of service. If an employee terminates employment for reasons other than retirement, death, or disability and prior to completing five years of service, he forfeits his entire account balance attributable to employer contributions.

         (4) The bonus compensation reflected in the table was paid in common stock as stock awards under MAI's Incentive Compensation Stock Plan and in cash in an amount sufficient to meet federal and state tax withholding requirements.

         (5)      "Stock Option Plan"

         (6)      Mr. Friedman became Senior Vice President of MAI on May 17,
2000.

STOCK OPTION PLAN

         MAI currently has one stock option plan, the Medical Assurance, Inc. Incentive Compensation Stock Plan, which was assumed from MA-Alabama and was formerly known as the MAIC Holdings, Inc. Incentive Compensation Stock Plan ("Incentive Stock Plan"). The Incentive Stock Plan provides for the grant of stock options to purchase Common Stock intended to qualify as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), non-qualified options which are options which fail to meet one or more of the requirements of an incentive stock option under the Code, reload options, or any other stock options which are or may become permitted by law as well as restricted and other stock awards. The Incentive Stock Plan is currently administered by the Compensation Committee of the Board of Directors, which is comprised solely of independent directors of the Board of Directors. The objectives of the Incentive Stock Plan are to secure and retain the services of key employees of MAI and its subsidiaries, to provide incentives to such key employees and to promote the success of MAI. Additionally, directors may participate in the Incentive Stock Plan, but only to the extent that they elect to receive Common Stock in lieu of their regular cash compensation for services as a director. See "DIRECTOR COMPENSATION." Unless terminated earlier, the Incentive Stock Plan will expire on February 23, 2005.

         The Incentive Stock Plan initially reserved a total of 750,000 shares of Common Stock for issuance as Awards, subject to an anti-dilution provision which provides for adjustments on certain changes to the total outstanding shares of Common Stock. The number of shares reserved for issuance pursuant to the Incentive Stock Plan at March 1, 2001 was 1,890,099, after giving effect to the prior stock split and stock dividends.


DIRECTOR COMPENSATION

         In 2000, each of MAI's non-employee directors earned $1,000 per month and $500 for each day that the director attended a board meeting. Non-employee directors were also reimbursed for travel time at the rate of $100 per hour and for ordinary and necessary expenses incurred in connection with attendance of such meetings ("Director Compensation"). Pursuant to MAI's Directors' Deferred Compensation Plan ("Director Plan"), directors may elect to defer their Director Compensation until such time as they no longer serve on the Board of Directors. In addition to such deferral, the Director Plan provides that directors may elect to receive all or part of their Director Compensation in the form of stock awards granted under the Incentive Stock Plan. See "STOCK OPTION PLAN." If a director elects to defer his Director Compensation, the Director Plan requires that he elect to receive no less than 25% of his Director Compensation in stock awards.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. PRINCIPAL STOCKHOLDERS.

The following table sets forth, as of March 5, 2001, information regarding the ownership of Common Stock (i) by each person known by management of MAI who beneficially owns more than 5% of the outstanding Common Stock ("Principal Stockholders"), (ii) by the executive officers named in the "Summary Compensation Table" under "EXECUTIVE COMPENSATION" ("Named Executive Officers"),
(iii) by each of MAI's directors, and (iv) by all directors and officers of MAI as a group.

                                                       Amount & Nature
                                                       of Beneficial                 Percent
Principal Stockholders(2)                                Ownership (1)               Of Class
--------------------------                             ----------------              --------
Royce & Associates, Inc.(3) ......................        2,145,377                      9.5%
1414 Avenue of the Americas
New York, New York 10019

Dimensional Fund Advisors, Inc.(4)
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401 ...................        1,440,296                      6.4%

Named Executive Officers(2)
James J. Morello(5) ..............................           27,719                        *

Robert D. Francis(5)(6) ..........................           19,891                        *

Howard Friedman(7)................................            1,617                        *

Directors
Richard V. Bradley, M.D. .........................           75,000                        *

Paul R. Butrus(5) ................................          386,662                      1.7%

A. Derrill Crowe, M.D.(5)(8) .....................        2,488,028                     10.9%

Norton E. Cowart, M.D.(9) ........................           10,657                        *

Paul D. Everest, M.D. ............................           11,819                        *

Robert E. Flowers, M.D.(10) ......................           30,865                        *

Leon C. Hamrick, M.D. ............................            3,651                        *

John P. North, Jr. ...............................            1,803                        *

All Directors and Officers as a Group
(5 Officers) (5) .................................        3,057,712                     13.3%

-------------------------------------
* Less than 1%.

(1) Except as otherwise indicated, the persons named in the above table have sole voting power and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The information as to beneficial ownership of Common Stock has been furnished by the respective persons listed in the above table. Unless otherwise indicated, the information also includes the number of shares that may be acquired pursuant to unexercised options on or before May 4, 2001.

(2) A. Derrill Crowe, M.D., the President and Chief Executive Officer, is a beneficial owner of over five percent (5%) of the common stock, a Named Executive Officer, and a director of MAI. Paul R. Butrus, the Executive Vice President and Chief Operating Officer, is a Named Executive Officer and a director of MAI. The share ownership of each of Dr. Crowe and Mr. Butrus is reflected in their capacities as directors in the above table.

(3) This information was taken from a Schedule 13G filed by Royce & Associates, Inc. on February 7, 2001, and includes 18,000 shares owned by Royce Management Company, an affiliate of Royce & Associates, Inc.

(4) This information was taken from a Schedule 13G filed by Dimensional Fund Advisors, Inc. on February 2, 2001, and represents shares held by various investment funds for which Dimensional Fund Advisors, Inc. acts as investment adviser or manager.

(5) Includes the following shares that may be acquired upon exercise of stock options: Mr. Morello - 7,950 shares; Mr. Francis - 10,310 shares; Mr. Butrus - 168,739 shares; and Dr. Crowe - 168,517 shares. Also includes the following shares owned of record by MAI's Pension Plan:
         4,755 shares for the account of Mr. Morello; 2,414 shares for the account of Mr. Francis; 9,164 shares for the account of Mr. Butrus; and 11,742 shares for the account of Dr. Crowe.

(6) Includes 1,594 shares owned of record by MAI's Pension Plan for the benefit of Mr. Francis' spouse.

(7)      Includes 173 shares owned of record by Mr. Friedman's spouse.

(8) Includes 1,162,791 owned of record by Crowe Family Partners, Ltd., a Colorado limited partnership of which Dr. Crowe is the sole general partner, 1,285 shares owned of record by Dr. Crowe's wife, and 46,928 shares owned of record by four trusts which Dr. Crowe is named as a trustee that were created in 1998 for the benefit of the minor children of Dr. Crowe and his wife.

(9)      Includes 7,508 shares owned of record by Dr. Cowart's spouse

(10) Includes 1,175 shares held by Gynecology Associates of Dothan, P.C., a professional corporation wholly-owned by Dr. Flowers.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not applicable.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial Statements. The following consolidated financial statements of Medical Assurance, Inc. and subsidiaries are included herein in accordance with Item 8 of Part II of this report.

                  Report of Ernst & Young LLP

                  Consolidated Balance Sheets - December 31, 2000 and 1999

                  Consolidated Statements of Changes in Capital - years ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Income - years ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Cash Flows - years ended December 31, 2000, 1999 and 1998

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

(b) On November 21, 2000, MAI filed a Form 8K announcing that the Alabama Department of Insurance had set a public hearing for December 12, 2000 to consider the Agreement to Consolidate dated June 22, 2000, by and between MAI and Professionals Group, Inc.

(c) The exhibits required to be filed by Item 14(c) are listed herein in the Exhibit Index.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 23rd day of March, 2001.


                                    MEDICAL ASSURANCE, INC.


                                    By: /s/   A. Derrill Crowe, M.D.
                                        ---------------------------------------
                                              A. Derrill Crowe, M.D., President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                        Title                               Date
----                                        -----                               ----
/s/A. Derrill Crowe                         President (principal                March 23, 2001
---------------------------                 executive officer)
A. Derrill Crowe, M.D.                      and Director

/s/James J. Morello                         Treasurer (principal                March 23, 2001
---------------------------                 financial officer)
James J. Morello

/s/Larry K. Chamblee                        Controller (principal               March 23, 2001
---------------------------                 accounting officer)
Larry K. Chamblee

/s/Paul R. Butrus                           Director                             March 23, 2001
---------------------------
Paul R. Butrus

/s/Richard V. Bradley, M.D.                 Director                             March 23, 2001
---------------------------
Richard V. Bradley

/s/Norton E. Cowart, M.D.                   Director                             March 23, 2001
---------------------------
Norton E. Cowart, M.D.

/s/Paul D. Everest, M.D.                    Director                             March 23, 2001
---------------------------
Paul D. Everest, M.D.

/s/Robert E. Flowers, M.D.                  Director                             March 23, 2001
---------------------------
Robert E. Flowers, M.D.

/s/Leon C. Hamrick, M.D.                    Director                             March 23, 2001
---------------------------
Leon C. Hamrick, M.D.

/s/John P. North, Jr.                       Director                             March 23, 2001
---------------------------
John P. North, Jr.

                    Medical Assurance, Inc. and Subsidiaries

                        Consolidated Financial Statements



                  Years ended December 31, 2000, 1999, and 1998




                                    CONTENTS


Report of Independent Auditors...................................................................................40

Audited Consolidated Financial Statements

Consolidated Balance Sheets......................................................................................42
Consolidated Statements of Changes in Capital....................................................................44
Consolidated Statements of Income................................................................................45
Consolidated Statements of Cash Flows............................................................................46
Notes to Consolidated Financial Statements.......................................................................47

Report of Independent Auditors

The Board of Directors



We have audited the accompanying consolidated balance sheets of Medical Assurance, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of changes in capital, income and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statements and schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Assurance, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Ernst & Young LLP
Birmingham, Alabama
February 14, 2001

          [PAGE LEFT BLANK INTENTIONALLY FOR PAGE NUMBERING PURPOSES]

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                  DECEMBER 31        DECEMBER 31
                                                                      2000               1999
                                                                  -----------        -----------
ASSETS
Investments:
     Fixed maturities available for sale, at fair value           $  603,497          $  640,064
     Equity securities available for sale, at fair value              80,872              48,013
     Real estate, net                                                 11,237              11,349
     Short-term investments                                          100,920              62,492
                                                                  ----------          ----------
Total investments                                                    796,526             761,918





Cash and cash equivalents                                              8,550              19,409
Premiums receivable                                                   54,405              52,749
Receivable from reinsurers                                           166,202             179,508
Prepaid reinsurance premiums                                           2,704              15,663
Deferred taxes                                                        30,757              34,071
Other assets                                                          63,692              54,350
                                                                  ----------          ----------


                                                                  $1,122,836          $1,117,668
                                                                  ==========          ==========

See accompanying notes.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  DECEMBER 31          December 31
                                                                                     2000                 1999
                                                                                  -----------          -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Policy liabilities and accruals:
        Reserve for losses and loss adjustment expenses                            $   659,659         $   665,792
        Unearned premiums                                                               78,495              70,925
        Reinsurance premiums payable                                                    27,249              34,921
                                                                                   -----------         -----------
     Total policy liabilities                                                          765,403             771,638
     Other liabilities                                                                  12,266              20,306
                                                                                   -----------         -----------
Total liabilities                                                                      777,669             791,944

Commitments and contingencies                                                               --                  --

Stockholders' equity:
     Common stock, par value $1 per share; 100,000,000
        shares authorized; 25,106,821 and 25,102,901
        shares issued, respectively                                                     25,107              25,103
     Additional paid-in capital                                                        231,988             231,941
     Accumulated other comprehensive loss, net of
        deferred tax benefit of $(460) and $(2,920), respectively                         (854)             (5,424)
     Retained earnings                                                                 136,257             111,957
                                                                                   -----------         -----------
                                                                                       392,498             363,577
        Less treasury stock at cost,  2,425,039 and 1,701,577 shares,
           respectively                                                                (47,331)            (37,853)
                                                                                   -----------         -----------
Total stockholders' equity                                                             345,167             325,724
                                                                                   -----------         -----------

                                                                                   $ 1,122,836         $ 1,117,668
                                                                                   ===========         ===========

See accompanying notes.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
                                 (IN THOUSANDS)

                                                                              Accumulated
                                                                 Additional      Other
                                                       Common     Paid-In    Comprehensive   Retained     Treasury
                                                       Stock      Capital     Income (Loss)  Earnings      Stock         Total
                                                      -------    ----------  -------------- ---------     --------     ---------
Balance at January 1, 1998                            $21,722    $ 143,037     $ 14,704     $ 109,524     $ (1,799)    $ 287,188
5% stock dividend*                                      2,170       63,079           --       (65,302)          --           (53)
Common stock issued for compensation                        8          223           --            --           --           231
Purchase of treasury stock                                 --           --           --            --        (8,701)      (8,701)
Sale of treasury stock                                     --          223           --            --          319           542
Comprehensive income:                                                                                                         --
    Change in fair value of securities
      available for sale, net of deferred taxes            --           --       (2,427)                        --
    Net income                                                                                 47,400
Total comprehensive income                                 --           --           --            --           --        44,973
                                                      -------    ---------     --------     ---------     --------     ---------
Balance at December 31, 1998                           23,900      206,562       12,277        91,622      (10,181)      324,180
10% stock dividend*                                     1,194       25,142           --       (26,365)          --           (29)
Common stock issued for compensation                        9          195           --            --           --           204
Purchase of treasury stock                                 --           --           --            --      (27,938)      (27,938)
Sale of treasury stock                                     --           42           --            --          266           308
Comprehensive income:
    Change in fair value of securities
      available for sale, net of deferred taxes            --           --      (17,701)           --           --
    Net income                                             --           --           --        46,700           --
Total comprehensive income                                                                                                28,999
                                                      -------    ---------     --------     ---------     --------     ---------
Balance at December 31, 1999                           25,103      231,941       (5,424)      111,957      (37,853)      325,724
Common stock issued for compensation                        4           58           --            --           --            62
Purchase of treasury stock                                 --           --           --            --       (9,557)       (9,557)
Sale of treasury stock                                     --          (11)          --            --           79            68
Comprehensive income:
    Change in fair value of securities
      available for sale, net of deferred taxes            --           --        4,570            --           --
    Net income                                             --           --           --        24,300           --
Total comprehensive income                                                                                                28,870
                                                      -------    ---------     --------     ---------     --------     ---------
Balance at December 31, 2000                          $25,107    $ 231,988     $   (854)    $ 136,257     $(47,331)    $ 345,167
                                                      =======    =========     ========     =========     ========     =========

* Cash was paid in lieu of fractional shares

See accompanying notes.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             Year Ended December 31
                                                                     2000             1999             1998
                                                                  ----------       ----------       ----------
Revenues:
     Direct and assumed
        premiums written                                          $  223,871       $  201,593       $  192,479
                                                                  ==========       ==========       ==========

     Premiums earned                                              $  216,297       $  207,492       $  195,515
     Premiums ceded                                                  (38,701)         (43,068)         (54,199)
                                                                  ----------       ----------       ----------
     Net premiums earned                                             177,596          164,424          141,316
     Net investment income                                            41,450           39,273           39,402
     Other income                                                      3,543            4,332           12,885
                                                                  ----------       ----------       ----------
Total revenues                                                       222,589          208,029          193,603

Expenses:
     Losses and loss
        adjustment expenses                                          190,458          157,056          152,270
     Reinsurance recoveries                                          (34,748)         (52,399)         (58,377)
                                                                  ----------       ----------       ----------
     Net losses and loss
        adjustment expenses                                          155,710          104,657           93,893
     Underwriting, acquisition
        and insurance expenses                                        38,579           40,212           33,508
                                                                  ----------       ----------       ----------
Total expenses                                                       194,289          144,869          127,401
                                                                  ----------       ----------       ----------

Income before income taxes
     and cumulative effect of accounting change                       28,300           63,160           66,202

Provision for income taxes:
     Current expense                                                   3,146           14,179            9,967
     Deferred expense                                                    854            2,281            7,712
                                                                  ----------       ----------       ----------
                                                                       4,000           16,460           17,679
                                                                  ----------       ----------       ----------
Income before cumulative effect of accounting
     change                                                           24,300           46,700           48,523

Cumulative effect of accounting change, net of tax                        --               --           (1,123)
                                                                  ----------       ----------       ----------

Net income                                                        $   24,300       $   46,700       $   47,400
                                                                  ==========       ==========       ==========

Basic and diluted earnings per share:
     Income before cumulative effect of accounting
        change                                                    $     1.04       $     1.95       $     1.96
     Cumulative effect of accounting change, net of tax                   --               --            (0.04)
                                                                  ----------       ----------       ----------
     Net income                                                   $     1.04       $     1.95       $     1.92
                                                                  ==========       ==========       ==========

Weighted average number
     of common shares
     outstanding--basic and diluted                                   23,291           23,992           24,729
                                                                  ==========       ==========       ==========

See accompanying notes.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    Year Ended December 31
                                                         2000                1999                1998
                                                       --------            --------            --------
OPERATING ACTIVITIES
Net income                                             $ 24,300            $  46,700           $  47,400
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
     Depreciation                                         1,833                1,649               1,631
     Amortization                                         4,499                4,835               1,587
     Net realized gain on sale of
       investments                                         (913)              (1,787)            (11,281)
     Deferred income taxes                                  854                2,281               7,712
     Policy acquisition costs deferred,
          net of related amortization                    (2,542)               5,212              (5,693)
     Other                                                 (544)                  61                 407
     Changes in assets and liabilities:
          Premiums receivable                            (1,656)               7,200              32,102
          Receivable from reinsurers                     13,306                  382             (29,292)
          Prepaid reinsurance premiums                   12,959               (2,196)              4,113
          Other assets, excluding capital purchases      (1,486)              (1,811)             (5,107)
          Reserve for losses and loss
            adjustment expenses                          (6,133)               5,152              45,911
          Unearned premiums                               7,570               (5,304)             (3,471)
          Reinsurance premiums payable                   (7,672)              (7,675)            (11,156)
          Other liabilities                              (8,040)              (8,288)                790
                                                       --------            ---------           ---------
Net cash provided by operating activities                36,335               46,411              75,653

INVESTING ACTIVITIES
Purchases of:
   Fixed maturities available for sale                  (94,775)            (171,202)           (343,566)
   Equity securities available for sale                 (50,799)             (22,605)            (14,399)
Proceeds from sale or maturities of:
   Fixed maturities available for sale                  143,715              156,205             308,793
   Equity securities available for sale                  11,048               23,216              16,905
Net decrease (increase) in short-term investments       (38,428)              15,940             (32,957)
Other                                                    (8,398)              (9,611)             (4,901)
                                                       --------            ---------           ---------
Net cash used by investing activities                   (37,637)              (8,057)            (70,125)

FINANCING ACTIVITIES
Dividends paid                                                -                  (29)                (53)
Purchases of treasury stock                              (9,557)             (27,938)             (8,701)
                                                       --------            ---------           ---------
Net cash used by financing activities                    (9,557)             (27,967)             (8,754)
                                                       --------            ---------           ---------
Increase (decrease) in cash and cash equivalents        (10,859)              10,387              (3,226)

Cash and cash equivalents at beginning of period         19,409                9,022              12,248
                                                       --------            ---------           ---------

Cash and cash equivalents at end of period             $  8,550            $  19,409           $   9,022
                                                       ========            =========           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for income taxes             $  1,929            $  18,556           $   8,072
                                                       ========            =========           =========

See accompanying notes.

                    Medical Assurance, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


1. ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Medical Assurance, Inc. (a Delaware corporation) and its subsidiaries. All significant intercompany accounts and transactions between consolidated companies have been eliminated.

BASIS OF PRESENTATION

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

INVESTMENTS

The Company invests only in investment grade securities with the intent at the time of purchase that such securities will be held until maturity. However, recognizing the need for the ability to respond to changes in tax position and in market conditions, management has designated the debt and equity securities included in its investment portfolio as available-for-sale. Securities classified as available-for-sale are carried at fair value, and unrealized gains and losses on such available-for-sale securities are excluded from earnings and reported, net of tax effect, in stockholders' equity as "Accumulated other comprehensive income (loss)" until realized. Real estate is reported at cost, less allowances for depreciation. Short-term investments, primarily composed of investments in United States (U.S.) Treasury obligations and tax-exempt variable rate demand notes, are reported at cost, which approximates fair value.

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

REAL ESTATE

Property and leasehold improvements are classified as investment real estate. All balances are stated on the basis of cost. Depreciation is computed over their estimated useful lives using the straight-line method. Accumulated depreciation was approximately $5.8 million and $5.2 million at December 31, 2000 and 1999, respectively. Rental income and expenses are included in net investment income.

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

Reinsurance expense is estimated based on the terms of the respective reinsurance agreements. The estimated expense is continually reviewed and any adjustments, which become necessary are included in current operations. Amounts recoverable from reinsurers are estimated in a manner consistent with the loss liability associated with the reinsured policies.

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

                    Medical Assurance, Inc. and Subsidiaries

RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The reserve for losses and loss adjustment expenses represents management's best estimates of the ultimate cost of all losses incurred but unpaid. The estimated liability is continually reviewed, and any adjustments, which become necessary, are included in current operations.

CAPITAL RESOURCES

As of December 31, 2000 the Company did not have any material commitments for capital expenditures. The Company continues to have available through a lending institution a line of credit in the amount of $40 million that could be used for additional capital requirements. As discussed in Note 9, the Company is contemplating a consolidation with another insurance holding company later in 2001 which will require a significant commitment in capital resources.

RECOGNITION OF REVENUES

Insurance premiums are recognized as revenues pro rata over the terms of the policies.

PENSION PLANS

The Company has a defined contribution pension plan for employees who are at least 21 years of age and have one or more years of service. The Company funds the plan by contributing an amount equal to 10% of each participant's eligible wages.

Consolidated pension plan expense for the years ended December 31, 2000, 1999 and 1998 was approximately $1.2 million, $1.0 million, and $1.0 million, respectively.

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

STOCK OPTIONS

As allowed by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company elected to continue use of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" to measure employee stock compensation expense with pro forma disclosure of net income and earnings per share determined as if the fair value method had been applied in measuring compensation cost.

INCOME TAXES

The Company files a consolidated federal income tax return. Deferred income taxes are provided for temporary differences between financial and income tax reporting relating primarily to unrealized gains on securities, discounting of losses and loss adjustment expenses for income tax reporting, and the limitation of the unearned premiums deduction for income tax reporting.

                    Medical Assurance, Inc. and Subsidiaries

EARNINGS PER SHARE

Earnings per share data has been stated giving retroactive effect for the 5% and 10% stock dividends declared in December 1999 and 1998, respectively.

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

In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The statement requires that enterprises classify items of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Items of other comprehensive income are displayed in the Consolidated Statements of Changes in Capital.

On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires the Company to recognize all derivatives on the balance sheet at fair value. The adoption of this statement did not have any effect on earnings or the financial position of the Company.

                    Medical Assurance, Inc. and Subsidiaries

2. INVESTMENTS

The amortized cost and estimated fair value of fixed maturities and equity securities (in thousands) are as follows:

                                                        DECEMBER 31, 2000
                                    --------------------------------------------------------
                                                    GROSS            GROSS         ESTIMATED
                                    AMORTIZED     UNREALIZED       UNREALIZED        FAIR
                                      COST           GAINS          (LOSSES)         VALUE
                                    ---------     ----------       ----------      ---------
U. S. TREASURY SECURITIES           $  18,657      $     213       $     (64)      $  18,806
STATE AND MUNICIPAL BONDS             398,214          4,605          (2,293)        400,526
CORPORATE BONDS                       124,824          1,103          (2,275)        123,652
ASSET-BACKED SECURITIES                61,144            302          (1,503)         59,943
CERTIFICATES OF DEPOSIT                   570             --              --             570
                                    ---------      ---------       ---------       ---------
                                      603,409          6,223          (6,135)        603,497
EQUITY SECURITIES                      82,274          6,784          (8,186)         80,872
                                    ---------      ---------       ---------       ---------
                                    $ 685,683      $  13,007       $ (14,321)      $ 684,369
                                    =========      =========       =========       =========

                                                        December 31, 1999
                                    --------------------------------------------------------
                                                    Gross            Gross         Estimated
                                    Amortized     Unrealized       Unrealized        Fair
                                      Cost           Gains          (Losses)         Value
                                    ---------     ----------       ----------      ---------
U. S. Treasury securities           $  18,765      $     216       $    (286)      $  18,695
State and municipal bonds             446,887          2,319         (10,102)        439,104
Corporate bonds                       116,350             11          (3,875)        112,486
Asset-backed securities                67,055              8          (2,954)         64,109
Certificates of deposit                 5,670             --              --           5,670
                                    ---------      ---------       ---------       ---------
                                      654,727          2,554         (17,217)        640,064
Equity securities                      41,694          7,896          (1,577)         48,013
                                    ---------      ---------       ---------       ---------
                                    $ 696,421      $  10,450       $ (18,794)      $ 688,077
                                    =========      =========       =========       =========

The amortized cost and estimated fair value of fixed maturities (in thousands) at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The Company uses the call date as the contractual maturity for prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations.

                                                AMORTIZED       ESTIMATED
                                                  COST          FAIR VALUE
                                                ---------      ------------
DUE IN ONE YEAR OR LESS                         $  78,747        $  78,345
DUE AFTER ONE YEAR THROUGH FIVE YEARS             282,152          282,619
DUE AFTER FIVE YEARS THROUGH TEN YEARS            114,190          115,314
DUE AFTER TEN YEARS                                67,176           67,276
ASSET-BACKED SECURITIES                            61,144           59,943
                                                ---------        ---------
                                                $ 603,409        $ 603,497
                                                =========        =========

Excluding investments in bonds and notes of the U.S. Government, a U.S. Government agency, or prerefunded state and municipal bonds which are 100% backed by U.S. Treasury obligations, no investment in any person or its affiliates exceeded 10% of stockholders' equity at December 31, 2000.

Amounts of investment income by investment category (in thousands) are as follows:

                                                       Year ended December 31
                                                 2000            1999           1998
                                              ---------       ---------       ---------
Fixed maturities                              $  34,370       $  34,711       $  34,926
Equities                                          3,408           1,589           1,877
Real estate                                       1,472           1,581           1,416
Short-term investments                            3,961           3,325           2,955
Other                                               852             839           1,021
                                              ---------       ---------       ---------
                                                 44,063          42,045          42,195
Investment expenses                              (2,613)         (2,772)         (2,793)
                                              ---------       ---------       ---------
Net investment income                         $  41,450       $  39,273       $  39,402
                                              =========       =========       =========

                    Medical Assurance, Inc. and Subsidiaries

Gross gains and losses from sales of available for sale securities (in thousands) are included in other income as follows:

                                   Year ended December 31
                            2000           1999           1998
                          --------       --------       --------
Gross gains               $  3,429       $  3,865       $ 11,827
Gross losses                (2,629)        (2,128)          (546)
                          --------       --------       --------

Net gains                 $    800       $  1,737       $ 11,281
                          ========       ========       ========

These amounts, net of related tax expense of $0.3 million, $0.6 million, and $3.9 million, respectively, were reclassified from "Accumulated other comprehensive income" included in stockholders' equity to "Other income" in the Consolidated Statements of Income.

Proceeds from sales (excluding maturities and paydowns) of investments in available for sale securities were $108.5 million, $125.7 million and $272.5 million during 2000, 1999, and 1998, respectively.

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

The effect of reinsurance on premiums written and earned (in thousands) in 2000 was as follows:

                                     PREMIUMS
                             WRITTEN           EARNED
                            ---------         ---------
DIRECT                      $ 195,915         $ 190,664
ASSUMED                        27,956            25,633
CEDED                         (29,592)          (38,701)
                            ---------         ---------
NET PREMIUMS                $ 194,279         $ 177,596
                            =========         =========

Reinsurance contracts do not relieve the Company from its obligations to policyholders. A contingent liability exists with respect to reinsurance ceded to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. The Company continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

At December 31, 2000, all reinsurance recoverables are considered collectible; the amounts as shown in the accompanying consolidated balance sheets approximate the fair value of the amounts recoverable from reinsurers. As required by the various state insurance laws, reinsurance recoverables totaling approximately $5.0 million are collateralized by letters of credit or funds withheld.

                    Medical Assurance, Inc. and Subsidiaries

4. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets (in thousands) are as follows:

                                                                December 31
                                                            2000            1999
                                                          --------        --------
Deferred tax liabilities:
     Deferred acquisition costs                           $  3,715        $  2,734
     Other                                                   5,096           3,764
                                                          --------        --------
Total deferred tax liabilities                               8,811           6,498

Deferred tax assets:
     Unrealized losses on investments, net                     460           2,920
     Unpaid loss discount                                   32,283          31,968
     Unearned premium adjustment                             6,825           5,681
                                                          --------        --------
Total deferred tax assets                                   39,568          40,569
                                                          --------        --------
Net deferred tax assets                                   $ 30,757        $ 34,071
                                                          ========        ========

In the opinion of management, it is more likely than not that the Company will realize the benefit of the deferred tax assets, and therefore, no valuation allowance has been established.

A reconciliation of "expected" income tax expense (35% of income before income taxes) to actual income tax expense in the accompanying financial statements (in thousands) follows:

                                                                Year ended December 31
                                                          2000           1999           1998
                                                        --------       --------       --------
Computed "expected" tax expense                         $  9,905       $ 22,106       $ 23,171
Tax-exempt municipal and state bond income                (6,082)        (5,815)        (5,744)
Other                                                        177            169            252
                                                        --------       --------       --------

Total                                                   $  4,000       $ 16,460       $ 17,679
                                                        ========       ========       ========

                    Medical Assurance, Inc. and Subsidiaries

5. DEFERRED POLICY ACQUISITION COSTS

Unamortized deferred acquisition costs are included in other assets on the consolidated balance sheets and amounted to approximately $10.4 million and $7.8 million at December 31, 2000, and 1999, respectively.

As is common practice within the industry, reinsurance ceding commissions are deducted from acquisition costs and amounted to $9.7 million, $8.2 million, and $11.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. Amortization of deferred acquisition costs amounted to approximately $21.1 million, $21.4 million, and $13.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. Underwriting and insurance costs that are not directly related to the production of new and renewal premiums are charged to expense as incurred. These costs were $17.5 million, $18.8 million and $19.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

6. RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

Activity in the reserve for losses and loss adjustment expenses (reserves) is summarized as follows (in thousands):

                                                 2000            1999           1998
                                              ---------       ---------       ---------
Balance at January 1                          $ 665,792       $ 660,640       $ 614,729
Less reinsurance recoverables                   179,508         179,890         150,598
                                              ---------       ---------       ---------
Net balance at January 1                        486,284         480,750         464,131

Incurred related to:
  Current year                                  178,210         158,303         141,201
  Prior years                                   (22,500)        (53,646)        (47,308)
                                              ---------       ---------       ---------
Total incurred                                  155,710         104,657          93,893

Paid related to:
  Current year                                  (14,909)        (10,297)         (9,891)
  Prior years                                  (133,628)        (88,826)        (67,383)
                                              ---------       ---------       ---------
Total paid                                     (148,537)        (99,123)        (77,274)
                                              ---------       ---------       ---------
Net balance at December 31                      493,457         486,284         480,750
Plus reinsurance recoverables                   166,202         179,508         179,890
                                              ---------       ---------       ---------
Balance at December 31                        $ 659,659       $ 665,792       $ 660,640
                                              =========       =========       =========

                    Medical Assurance, Inc. and Subsidiaries

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

The Company's philosophy of rigorously investigating, managing and defending claims has generally produced results that are better than industry averages in terms of loss payments and the proportion of claims closed without indemnity payment. Additionally, reserves established in the late 1980's and early 1990's were strongly influenced by the dramatically increased frequency and severity experienced by the Company, and the industry as a whole, during the mid-1980's. Some of these trends moderated, and in some cases, reversed, by the late 1980's or early 1990's, which have, resulted in redundancies of prior accident year reserves. Furthermore, as the Company commenced operations in new jurisdictions, beginning with its first out-of-state expansion in 1993, there was substantial uncertainty as to the loss experience that would be encountered. This uncertainty caused increased reliance on industry statistics; as a result, reserve redundancies developed when actual results proved better than expected.

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

8. STOCKHOLDERS' EQUITY

At December 31, 2000, Medical Assurance, Inc. had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authority to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At December 31, 2000, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

The Board of Directors did not declare any stock dividends in 2000. The Board of Directors declared stock dividends of 5% and 10% in December 1999 and 1998, respectively. Cash was paid to shareholders for fractional shares. Earnings per share data for 1999 and 1998 have been stated as if all of the above dividends had been declared on January 1, 1998.

                    Medical Assurance, Inc. and Subsidiaries

The Board of Directors of Medical Assurance, Inc. has reserved 1.9 million shares of common stock for issuance in accordance with the Company's Incentive Compensation Stock Plan. Under the terms of the plan, shares of Medical Assurance, Inc. stock are available to be awarded to key employees of Medical Assurance, Inc. and its subsidiaries. As of December 31, 2000, 1999, and 1998, there were approximately 38,000, 34,000, and 25,000 shares, respectively, (after giving effect to subsequent stock dividends and stock split) issued under the plan.

"Accumulated other comprehensive income (loss)" shown in the Consolidated Statements of Changes in Capital is solely comprised of net unrealized gains (losses) on securities available for sale.

9. CONSOLIDATION AGREEMENT

On June 22, 2000 the Company entered into a definitive agreement to consolidate with Professionals Group, Inc. ("Professionals Group") (NASDAQ National Market:
PICM). The entity resulting from the consolidation of Professionals Group and the Company will be known as ProAssurance Corporation.

Professionals Group is an insurance holding company that provides medical professional liability insurance and related services to physicians, dentists, hospitals and other health care providers and facilities. At December 31, 2000 Professionals Group also owned 84% of MEEMIC Holdings, Inc. (NASDAQ National
Market: MEMH), which provides personal auto and homeowners coverages primarily to educational employees, and other Michigan based policyholders through MEEMIC Insurance Company.

As of December 31, 2000, Professionals Group had total assets of $1,137 million, total policy liabilities of $805 million, and shareholders' equity of $244 million. Professionals Group had approximately 8.9 million shares of common stock outstanding as of December 31, 2000.

ProAssurance Corporation will own all of the stock of the Company and of Professionals Group. Upon completion of the consolidation, the Company's shareholders will exchange their shares on a one-for-one basis for shares of ProAssurance Corporation, and Professionals Group shareholders will receive their choice of $12.00 in cash and $14.00 in shares of stock in the new holding company (based on the "market value" of the Company's stock during a period preceding closing) or $26.00 cash for each share of Professionals Group stock. The amount of cash consideration payable with respect to each share of Professionals Group upon completion of the consolidation may be increased or decreased to reflect certain increases or decreases in the aggregate market value of Professionals Group's portfolio assets that occur between December 31, 1999 and the end of the second-to-last calendar month preceding the completion of the consolidation. At least 10% of the value of the consideration issued to the stockholders of Professionals Group, taken as a whole, must be represented by shares of stock in the new holding company. The cash payable to the shareholders of Professionals Group will be financed in part from cash dividends to ProAssurance Corporation from the Company and Professionals Group and will require that additional dividends be paid to the Company and Professionals Group from their respective insurance subsidiaries. ProAssurance Corporation will finance the balance of the cash needed for the consolidation through a bank loan. The amount of cash to be derived from the insurance subsidiaries, as well as the terms of the bank financing, is subject to regulatory approval.

The consolidation, which is subject to certain insurance and other regulatory approvals and to shareholder approvals, is expected to be completed in 2001. The combination of the Company and ProAssurance Corporation will be accounted for as a corporate reorganization of the Company and will be treated in a manner similar to a pooling of interests. The combination with Professionals Group will be accounted for as a purchase.

                    Medical Assurance, Inc. and Subsidiaries

10. STOCK OPTIONS

Under the Company's Incentive Compensation Stock Plan, no stock options were granted in 2000; 74,000 and 84,000 options were granted in 1999 and 1998, respectively, at $21.01 per share and $26.03 per share, respectively. All options were granted at a price equal to the market price of the stock on the date of the grant. Stock options expire in ten years and were fully vested as of the grant date but are not exercisable for six months. The number of options granted and the exercise price have been adjusted for the stock dividends declared in 1999 and 1998. There were no options granted prior to 1997 and no options have been exercised to date.

Had the fair value method of accounting discussed in SFAS 123 been applied, net income would have been reduced by $0.5 million or $0.02 basic earnings per share in 1999, and $0.6 million or $0.03 basic earnings per share in 1998. The average fair value of options granted during 1999 and 1998 was $10.14 and $10.88, respectively. The fair value was estimated using the Black-Scholes option pricing model based on the weighted average assumptions of: risk-free interest rate of 6.4% for 1999 and 4.75% for 1998; volatility of 0.275 for 1999 and 0.250 for 1998; and, for all years, expected life of 8 years and a dividend yield of 0%.

11. STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

The Company's insurance subsidiaries are required to file statutory financial statements with state insurance regulatory authorities. GAAP differs from statutory accounting practices prescribed or permitted by regulatory authorities. Differences between financial statement net income and statutory net income are principally due to: (a) policy acquisition costs which are deferred under GAAP but expensed for statutory purposes; (b) statutory accounting prescribes the method for valuing investments in affiliates and does not permit consolidation; and (c) deferred income taxes which are recorded under GAAP but not for statutory purposes.

At December 31, 2000 and 1999, statutory capital for each insurance subsidiary was sufficient to satisfy regulatory requirements. Amounts of statutory capital and surplus for the Company's insurance subsidiaries were $216.8 million and $265.7 million at December 31, 2000 and 1999, respectively.

The combined amounts of statutory net income for the years ended December 31, 2000, 1999 and 1998 for the Company's insurance subsidiaries were $1.3 million, $53.4 million, and $36.2 million, respectively.

Consolidated retained earnings are comprised primarily of subsidiaries' retained earnings. Each insurance company is restricted under the applicable State Insurance Code as to the amount of dividends it may pay without regulatory consent. In 2001, the insurance subsidiaries can pay dividends in the aggregate up to approximately $21.7 million without prior regulatory approval.

                    Medical Assurance, Inc. and Subsidiaries

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations (in thousands, except per share amounts) for 2000 and 1999:

                                                                         2000
                                                     1ST           2ND           3RD           4TH
                                                   --------      --------      --------      --------
NET PREMIUMS EARNED                                $ 37,276      $ 43,838      $ 44,563      $ 51,919
NET INVESTMENT INCOME                                 9,765         9,842        10,072        11,771
OTHER INCOME                                            883           986           810           864
NET INCOME                                            7,695         6,405         5,200         5,000
BASIC AND DILUTED EARNINGS PER SHARE                   0.33          0.27          0.22          0.22

                                                                          1999
                                                     1st           2nd           3rd           4th
                                                   --------      --------      --------      --------
Net premiums earned                                $ 41,342      $ 37,953      $ 37,745      $ 47,384
Net investment income                                 9,611         9,765        10,087         9,810
Other income                                          1,395           838           683         1,416
Net income                                           11,452        11,658        11,145        12,445
Basic and diluted earnings per share                   0.47          0.48          0.47          0.53

Quarterly earnings per share data for 1999 have been restated giving retroactive effect as if the 1999 stock dividends had been declared on January 1, 1999. The sum of the above amounts may vary from the annual amounts because of rounding.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
               SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                   COST
                                                                    OR                     AMOUNT AT WHICH
                                                                 AMORTIZED       FAIR       SHOWN IN THE
Type of Investment                                                  COST         VALUE      BALANCE SHEET
                                                                 ---------      --------   ---------------
Fixed Maturities:
  Bonds:
    U.S. Treasury securities ...............................      $ 18,657      $ 18,806      $ 18,806
    State and municipal bonds ..............................       398,214       400,526       400,526
    Corporate bonds ........................................       124,824       123,652       123,652
    Asset-backed securities ................................        61,144        59,943        59,943
    Certificates of deposit ................................           570           570           570
                                                                  --------      --------      --------
        Total fixed maturities .............................       603,409      $603,497       603,497
                                                                  --------      ========      --------
Equity securities ..........................................        82,274      $ 80,872        80,872
                                                                                ========
Real estate, net ...........................................        11,237                      11,237
Short-term investments .....................................       100,920                     100,920
                                                                  --------                    --------
        Total investments ..................................      $797,840                    $796,526
                                                                  ========                    ========

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)

                CONDENSED BALANCE SHEETS
                                                                               DECEMBER 31
                                                                         ------------------------
                                                                           2000            1999
                                                                         --------        --------
ASSETS
Short-term investments                                                   $ 52,745        $ 24,588
Equity securities, available for sale, at fair value                        6,502          10,593
Investment in subsidiaries - at equity                                    279,328         287,369
Receivable from subsidiaries                                                  610           2,410
Cash                                                                        1,751           1,934
Other assets                                                                4,547             733
                                                                         --------        --------
                                                                         $345,483        $327,627
                                                                         ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities                                                        $    316        $  1,903

Stockholders' equity
     Common stock                                                          25,107          25,103
     Other stockholders' equity, including unrealized
         gains or losses on securities of subsidiaries                    320,060         300,621
                                                                         --------        --------
Total stockholders' equity                                                345,167         325,724
                                                                         --------        --------
                                                                         $345,483        $327,627
                                                                         ========        ========

           CONDENSED STATEMENTS OF INCOME
                                                                         YEAR ENDED DECEMBER 31
                                                               ----------------------------------------
                                                                 2000           1999             1998
                                                               --------       --------         --------
Revenues:
Investment income                                              $  2,252       $    595         $    327
Other income                                                        935            636            1,018
                                                               --------       --------         --------
                                                                  3,187          1,231            1,345

Expenses:
Other expenses                                                    1,215          1,116            1,739
                                                               --------       --------         --------

Income (loss) before income tax (benefit) and equity in
    undistributed net income of subsidiaries                      1,972            115             (394)
Federal and state income tax (benefit)                              912           (491)             (54)
                                                               --------       --------         --------

Income (loss) before equity in
    net income of subsidiaries                                    1,060            606             (340)
Equity in net income of subsidiaries                             23,240         46,094           47,740
                                                               --------       --------         --------
Net income                                                     $ 24,300       $ 46,700         $ 47,400
                                                               ========       ========         ========

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)

      CONDENSED STATEMENTS OF CASH FLOWS
                                                                         YEAR ENDED DECEMBER 31
                                                               ------------------------------------------
                                                                 2000             1999             1998
                                                               --------         --------         --------
          Cash provided (used) by operating activities         $    308         $ (2,364)        $ (1,267)

          Investing activities
               Cash received from subsidiaries                   36,732           20,000           15,000
               Net increase in short-term investments           (28,157)          (9,772)         (12,223)
               Proceeds from sale of equity securities               --            4,370            1,685
               Purchase of equity securities                         --          (12,162)              --
               Other                                                491              207             (295)
                                                               --------         --------         --------
                                                                  9,066            2,643            4,167
                                                               --------         --------         --------
          Financing activities
               Dividends paid                                        --              (29)             (53)
               Purchase of treasury stock                        (9,557)              --           (1,681)
                                                               --------         --------         --------
                                                                 (9,557)             (29)          (1,734)
                                                               --------         --------         --------

          (Decrease) increase in cash                              (183)             250            1,166

          Cash, beginning of period                               1,934            1,684              518
                                                               --------         --------         --------

          Cash, end of period                                  $  1,751         $  1,934         $  1,684
                                                               ========         ========         ========

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

2. Related Party Transactions

The Company received cash dividends of $34 million, $20 million, and $15 million in 2000, 1999, and 1998, respectively, from The Medical Assurance Company, Inc. Additionally, in 2000, the Company received cash of approximately $3 million and other assets of approximately $0.9 million from the liquidation of its subsidiary, MOMED Holding Company.

During 1999 and 1998, one of the Company's subsidiaries, The Medical Assurance Company, Inc. (MA-Alabama), purchased 1.1 million and 0.3 million, respectively, shares of the Company's stock in the open market at a cost of approximately $27.9 million and $7.0 million, respectively. In the parent-only financial statements, stockholders' equity has been reduced by the cost of all treasury shares, whether owned by the Company or by its subsidiaries. The Company's investment in subsidiaries has been reduced by the cost of the treasury shares owned by the subsidiaries. During 2000, all the treasury shares owned by MA-Alabama were transferred to the Company in the form of a dividend.

             MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
        SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
          YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                          (IN THOUSANDS)

                                                                           2000            1999            1998
                                                                         --------        --------        --------
Deferred policy acquisition costs ...............................        $ 10,350        $  7,808        $ 13,020
Reserve for losses and loss adjustment expenses .................         659,659         665,786         660,631
Unearned premiums ...............................................          78,495          70,925          76,229
Net premiums earned .............................................         177,596         164,424         141,316
Premiums assumed from other companies ...........................          25,633          19,546          12,811
Net investment income ...........................................          41,450          39,273          39,402
Net losses and loss adjustment expenses .........................         155,710         104,657          93,893
Underwriting, acquisition and insurance expenses:
     Amortization of deferred policy acquisition costs ..........          21,077          21,450          13,735
     Other underwriting, acquisition
          and insurance expenses ................................          17,502          18,762          19,773
Net premiums written ............................................         194,279         156,922         141,787

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
                            SCHEDULE IV - REINSURANCE
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                             (DOLLARS IN THOUSANDS)

                                                       2000               1999                1998
                                                     ---------          ---------          ---------
PROPERTY & CASUALTY
Earned premiums before reinsurance                   $ 185,141          $ 172,597          $ 161,954
Reinsurance expense                                    (33,549)           (28,850)           (32,636)
Assumed from other companies                            11,312             14,203              6,240
                                                     ---------          ---------          ---------

          Net premiums earned                        $ 162,904          $ 157,950          $ 135,558
                                                     =========          =========          =========

Percentage of amount assumed to net                       6.94%              8.99%              4.60%
                                                     =========          =========          =========

ACCIDENT AND HEALTH
Gross premiums earned                                $   5,528          $  15,348          $  24,040
Ceded to other companies                                (5,152)           (14,218)           (21,563)
Assumed from other companies                            14,316              5,344              3,281
                                                     ---------          ---------          ---------

          Net premiums earned                        $  14,692          $   6,474          $   5,758
                                                     =========          =========          =========

Percentage of amount assumed to net                      97.44%             82.55%             56.98%
                                                     =========          =========          =========

OTHER
Gross premiums earned                                       --                 --                 --
Ceded to other companies                                    --                 --                 --
Assumed from other companies                                --                 --                 --
                                                     ---------          ---------          ---------

          Net premiums earned                        $      --          $      --          $      --
                                                     =========          =========          =========

Percentage of amount assumed to net                       0.00%              0.00%              0.00%
                                                     =========          =========          =========

Total net premiums earned                            $ 177,596          $ 164,424          $ 141,316
                                                     =========          =========          =========

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
     SCHEDULE VI - SUPPLEMENTARY PROPERTY AND CASUALTY INSURANCE INFORMATION
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)

                                                                      2000               1999              1998
                                                                    ---------         ---------         ---------
Deferred policy acquisition costs ..........................        $  10,350         $   7,808         $  13,020
Reserve for losses and loss adjustment expenses ............          659,659           665,786           660,631
Unearned premiums ..........................................           78,495            70,925            76,229
Net premiums earned ........................................          177,596           164,424           141,316
Net investment income ......................................           41,450            39,273            39,402
Losses and loss adjustment expenses incurred
     related to current year, net of reinsurance ...........          178,210           158,303           141,201
Losses and loss adjustment expenses incurred
     related to prior year, net of reinsurance .............          (22,500)          (53,646)          (47,308)
Amortization of deferred policy acquisition costs ..........           21,077            21,450            13,735
Paid losses and loss adjustment expenses related to
     current year losses, net of reinsurance ...............          (14,909)          (10,293)           (9,891)
Paid losses and loss adjustment expenses related to
     prior year losses, net of reinsurance .................         (133,623)          (88,826)          (67,383)

                                  EXHIBIT INDEX

Exhibit
Number     Description                                                                  Page
------     -----------                                                                  ----
2.1        Agreement to Consolidate by and between Medical Assurance, Inc. and
           Professionals Group, Inc. dated June 22, 2000.(8)

2.2        First Amendment to Agreement to Consolidate by and between Medical
           Assurance, Inc. and Professionals Group, Inc. dated November 1, 2000.
           (9)

2.3        Medical Assurance, Inc. Stock Option Agreement by and between Medical
           Assurance, Inc. and Professionals Group, Inc. dated June 22, 2000.(8)

2.4        Professionals Group, Inc. Stock Option Agreement by and between
           Medical Assurance, Inc. and Professionals Group, Inc. dated June 22,
           2000.(8)

3.1        Certificate of Incorporation of Medical Assurance, Inc.(2)

3.2        Certificate Amendment to Certificate of Incorporation of Medical
           Assurance, Inc.(7)

3.3        Bylaws of Medical Assurance, Inc.(2)

4          Specimen of Common Stock Certificate of Medical Assurance, Inc.(7)

10.1       Employment Agreement between A. Derrill Crowe, M.D. and Mutual
           Assurance, Inc., including amendments(1)

10.2       Employment Agreement between Bradley DeMonbrun, Ltd. and MOMED
           Holding Co., including amendments(5)

10.3 Medical Assurance, Inc. Incentive Compensation Stock Plan (formerly known as the Mutual Assurance, Inc. 1995 Stock Award Plan)(2)

10.4       Amendment and Assumption Agreement by and between Mutual Assurance,
           Inc. and MAIC Holdings, Inc. dated April 8, 1996(4)

10.5       MAIC Holdings, Inc. Director Deferred Compensation Plan(7)

10.5       MAIC Holdings, Inc. Executive Incentive Compensation Plan(7)
           Credit Agreement dated as of December 15, 1995, between
           Medical Assurance, Inc. and SouthTrust Bank of Alabama, National
           Association(3)

10.14      Agreement and Plan of Merger between MOMED Holding Co., MAIC
           Holdings, Inc. and MOMED Acquisition, Inc. dated June 11, 1996(5)

10.15 First Amended and Restated MOMED Holding Co. Self-Insured Directors and Officers Liability Trust Agreement between MOMED Holding Co., a
           Missouri corporation; its subsidiaries; and Boatmen's Trust Company, a trust company organized under the laws of Missouri, dated May 7, 1993(5)

10.16      Nomination Agreement between MOMED Holding Co. and MAIC Holdings,
           Inc. dated December 10, 1996(6)

21         Subsidiaries of Medical Assurance, Inc.                                        70

23         Consent of Ernst & Young LLP                                                   72

(1) Filed as an exhibit to Mutual Assurance's Registration Statement on Form S-1 (Commission File No. 33-35223) and incorporated herein by the reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(2) Filed as an exhibit to MAIC Holdings' Registration Statement on Form S-4 (Commission File No. 33-91508) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(3) Filed as an exhibit to MAIC Holdings' Form 10-K for the year ended December 31, 1995 (Commission File No. 001-12129) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(4) Filed as an exhibit to MAIC Holdings' Proxy Statement for the 1996 Annual Meeting (Commission File No. 0-19439) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(5) Filed as an exhibit to MAIC Holdings' Registration Statement on Form S-4 (Commission File No. 333-13465) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(6) Filed as an exhibit to MAIC Holdings' Form 10-K for the year ended December 31, 1996 (Commission File No. 001-12129) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(7) Filed as an exhibit to the Medical Assurance, Inc. Form 10-K for the year ended December 31, 1997 (Commission File No. 001-12129) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(8) Filed as an Exhibit to Medical Assurance, Inc. Form 8-K for event occurring June 22, 2000 (Commission File No. 001-12129) and incorporated herein by this reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.

(9) Filed as an Exhibit to Amendment No. 1 to Form S-4 of ProAssurance Corporation (Commission File No. 333-49378) and incorporated herein by reference pursuant to Rule 12b-32 of the Securities and Exchange Commission.