Form 10-Q
period 2001-03-31
MEDICAL ASSURANCE INC
filed 2001-05-15
CIK 944492

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2001 or

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from        to       .
                                                             ------    ------

Commission file number 0-19439


                             Medical Assurance, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   63-1137505
--------------------------------             ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation of organization)

100 Brookwood Place, Birmingham, AL                         35209
------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


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

As of April 27, 2001, there were 22,584,483 shares of the registrant's common stock outstanding.

                                Table of Contents



Part I - Financial Information

   Item l. Condensed Consolidated Financial Statements (Unaudited) of Medical Assurance, Inc. and Subsidiaries

             Condensed Consolidated Balance Sheets.............................   3

             Condensed Consolidated Statements of Changes in Capital...........   4

             Condensed Consolidated Statements of Income.......................   5

             Condensed Consolidated Statements of Cash Flows...................   6

             Notes to Condensed Consolidated Financial Statements..............   7

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations.....................  11

Part II - Other Information

   Item 6.   Exhibits and Reports on Form 8-K..................................  20

Signatures.....................................................................  20

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                            MARCH 31                  December 31
                                                                              2001                        2000
                                                                           -----------                -----------
ASSETS
Investments:
 Fixed maturities available for sale, at fair value                        $   576,477                $   603,497
 Equity securities available for sale, at fair value                            79,179                     80,872
 Real estate, net                                                               11,196                     11,237
 Short-term investments                                                        143,247                    100,920
                                                                           -----------                -----------
Total investments                                                              810,099                    796,526
Cash and cash equivalents                                                       16,260                      8,550
Premiums receivable                                                             65,446                     54,405
Receivable from reinsurers on unpaid losses
 and loss adjustment expenses                                                  172,436                    166,202
Prepaid reinsurance premiums                                                     7,491                      2,704
Deferred taxes                                                                  30,851                     30,757
Other assets                                                                    59,205                     63,692
                                                                           -----------                -----------
                                                                           $ 1,161,788                $ 1,122,836
                                                                           ===========                ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Policy liabilities and accruals:
   Reserve for losses and loss adjustment expenses                         $   671,939                $   659,659
   Unearned premiums                                                            95,205                     78,495
   Reinsurance premiums payable                                                 33,102                     27,249
                                                                           -----------                -----------
 Total policy liabilities                                                      800,246                    765,403
 Other liabilities                                                              12,436                     12,266
                                                                           -----------                -----------
Total liabilities                                                              812,682                    777,669

Commitments and contingencies                                                       --                         --

Stockholders' equity:
 Common stock, par value $1 per share; 100,000,000
   shares authorized; 25,107,372 and 25,106,821
     shares issued, respectively                                                25,107                     25,107
 Additional paid-in capital                                                    231,994                    231,988
 Accumulated other comprehensive income (loss), net of
   deferred taxes (benefit) of $435 and $(460), respectively                       806                       (854)
 Retained earnings                                                             138,530                    136,257
                                                                           -----------                -----------
                                                                               396,437                    392,498
 Less treasury stock at cost, 2,425,039 shares                                 (47,331)                   (47,331)
                                                                           -----------                -----------
Total stockholders' equity                                                     349,106                    345,167
                                                                           -----------                -----------
                                                                           $ 1,161,788                $ 1,122,836
                                                                           ===========                ===========


See accompanying notes.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (UNAUDITED)
                                 (IN THOUSANDS)




                                                                               ACCUMULATED
                                                                                  OTHER                              OTHER
                                                                              COMPREHENSIVE        RETAINED          CAPITAL
                                                            TOTAL              INCOME (LOSS)       EARNINGS         ACCOUNTS
                                                       --------------        ---------------      ----------      ------------

  Balance at December 31, 2000                         $      345,167        $          (854)     $  136,257       $   209,764

  Comprehensive income
     Net income                                                 2,273                                  2,273
     Other comprehensive income, net of tax
        Unrealized gains on securities, net of
           reclassification adjustment of $20
           for gains included in net income                     1,660                  1,660
                                                       --------------
     Comprehensive income                                       3,933

  Common stock issued for compensation                              6                                                        6

                                                       --------------        ---------------      ----------       -----------
  Balance at March 31, 2001                            $      349,106        $           806      $  138,530       $   209,770
                                                       ==============        ===============      ==========       ===========



                                                                               ACCUMULATED
                                                                                  OTHER                              OTHER
                                                                              COMPREHENSIVE        RETAINED          CAPITAL
                                                            TOTAL              INCOME (LOSS)       EARNINGS         ACCOUNTS
                                                       --------------        ---------------      ----------      ------------

Balance at December 31, 1999                           $      325,724         $       (5,424)     $  111,957      $    219,191

Comprehensive income
     Net income                                                 7,695                                  7,695
     Other comprehensive income, net of tax
        Unrealized gains on securities, net of
           reclassification adjustment of $246
           for gains included in net income                       235                    235
                                                           ----------
     Comprehensive income                                       7,930

Common stock issued for compensation                               19                                                       19

Net purchases of treasury stock                                    69                                                       69

                                                       --------------         --------------      ----------      ------------
Balance at March 31, 2000                              $      333,742         $       (5,189)     $  119,652      $    219,279
                                                       ==============         ==============      ==========      ============


See accompanying notes.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                      Three Months Ended
                                                           March 31
                                                --------------------------------
                                                  2001                    2000
                                                --------                --------
Revenues:
   Direct and assumed
      premiums written                          $ 78,870                $ 61,954
                                                ========                ========

   Premiums earned                              $ 62,160                $ 46,742
   Premiums ceded                                (12,615)                 (9,466)
                                                --------                --------
   Net premiums earned                            49,545                  37,276
   Net investment income                          10,178                   9,765
   Other income                                      691                     883
                                                --------                --------
Total revenues                                    60,414                  47,924

Expenses:
   Losses and loss
      adjustment expenses                         58,404                  37,014
   Reinsurance recoveries                        (11,418)                 (7,359)
                                                --------                --------
   Net losses and loss
      adjustment expenses                         46,986                  29,655
   Underwriting, acquisition
      and insurance expenses                      12,016                   8,679
                                                --------                --------
Total expenses                                    59,002                  38,334
                                                --------                --------

Income before income taxes                         1,412                   9,590

Provision for income taxes:
   Current expense                                   127                   1,198
   Deferred (benefit) expense                       (988)                    697
                                                --------                --------
                                                    (861)                  1,895
                                                --------                --------

Net income                                      $  2,273                $  7,695
                                                ========                ========


Earnings per share:
   Net income--basic and diluted                $   0.10                $   0.33
                                                ========                ========


Weighted average number
   of common shares
   outstanding--basic and diluted                 22,697                  23,403
                                                ========                ========


See accompanying notes.

                    MEDICAL ASSURANCE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                              Three Months Ended
                                                                                    March 31
                                                                         --------------------------------
                                                                           2001                    2000
                                                                         --------                --------
OPERATING ACTIVITIES

Net cash provided by operating activities                                $ 19,766                $  5,498

INVESTING ACTIVITIES
Purchases of fixed maturities available for sale                          (57,504)                (25,688)
Purchases of equity securities available for sale                          (9,794)                (13,588)
Proceeds from sale or maturities of fixed
     maturities available for sale                                         91,381                  18,120
Proceeds from sale of equity securities available for sale                  6,802                   3,049
Net (increase) decrease in short-term investments                         (42,327)                  9,206
Other                                                                        (614)                 (2,255)
                                                                         --------                --------

Net cash used by investing activities                                     (12,056)                (11,156)

FINANCING ACTIVITIES                                                           --                      --

Increase (decrease) in cash and cash equivalents                            7,710                  (5,658)

Cash and cash equivalents at beginning of period                            8,550                  19,409
                                                                         --------                --------

Cash and cash equivalents at end of period                               $ 16,260                $ 13,751
                                                                         ========                ========


See accompanying notes.

                    Medical Assurance, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of Medical Assurance, Inc. and its subsidiaries, together referred to as the Company. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the December 31, 2000 audited consolidated financial statements and accompanying notes.


2.       SEGMENT INFORMATION

         The Company operates in the United States of America and in only one reportable industry segment, which is providing professional and general liability insurance for physicians and surgeons, dentists, hospitals, and others engaged in the delivery of health care.


3.       INVESTMENTS

         Proceeds from sales of investments in fixed maturities and equities available for sale were approximately $73.0 million and $3.9 million for the three-month periods ended March 31, 2001 and 2000, respectively. Gross realized gains on such sales were approximately $0.6 million and $0.9 million at March 31, 2001 and 2000, respectively; gross realized losses on such sales were approximately $0.5 million and $0.6 million at March 31, 2001 and 2000, respectively. Realized gains and losses are included as a component of other income. The amortized cost of fixed maturities and equity securities available for sale was $654.0 million and $685.7 million at March 31, 2001 and December 31, 2000, respectively.


4.       RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

         The reserves were evaluated and reflect consideration of prior loss experience and changes in the frequency and severity of claims. Actual incurred losses may vary from estimated amounts due to the inherent difficulty in estimating development of long-tailed lines of business.

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

                    Medical Assurance, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


encountered. This uncertainty caused increased reliance on industry statistics; as a result, reserve redundancies developed when actual results proved better than expected.

Because of the increasing trends in severity and frequency of medical malpractice claims recognized by the Company during the year 2000, the per claim average ultimate payment of indemnity and loss adjustment expenses for recent accident years appears likely to exceed comparable averages for previous years. Although such per claim average remains within the level contemplated by the previously established reserves, the effect was no favorable loss development during the three months ended March 31, 2001 versus $10 million during the three months ended March 31, 2000. If these trends continue, the Company may experience higher levels of incurred losses in subsequent periods.

The Company's management believes the unearned premiums under contracts, together with the related anticipated investment income to be earned, is adequate to discharge the related contract liabilities.


5.       DEFERRED POLICY ACQUISITION COSTS

         Costs that vary with and are directly related to the production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Amortization of deferred acquisition costs, net of ceding commissions earned, amounted to approximately $7.7 million and $4.0 million for the three months ended March 31, 2001 and 2000, respectively.

         As is common practice within the industry, reinsurance ceding commissions are deducted from underwriting, acquisition and insurance expenses and amounted to $2.0 million and $1.0 million for the three months ended March 31, 2001 and 2000, respectively.


6.       INCOME TAXES

         Income tax expense differs from the normal relationship to financial statement income principally because of tax-exempt interest income.


7.       STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

         Medical Assurance, Inc. has 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board of Directors has the authorization to determine the provisions for the issuance of shares of the preferred stock, including the number of shares to be issued and the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. At March 31, 2001, the Board of Directors had not authorized the issuance of any preferred stock nor determined any provisions for the preferred stock.

                    Medical Assurance, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



8.       CONSOLIDATION AGREEMENT

         On June 22, 2000 the Company entered into a definitive agreement to consolidate with Professionals Group, Inc. ("Professionals Group") (NASDAQ National Market: PICM). The entity resulting from the consolidation of Professionals Group and the Company will be known as ProAssurance Corporation.

         Professionals Group is an insurance holding company that provides medical professional liability insurance and related services to physicians, dentists, hospitals and other health care providers and facilities. At December 31, 2000 Professionals Group owned 84% of MEEMIC Holdings, Inc. (NASDAQ National
Market: MEMH), which provides personal auto and homeowners coverages primarily to educational employees, and other Michigan based policyholders through MEEMIC Insurance Company.

      As of December 31, 2000, Professionals Group had total assets of $1,137 million, total policy liabilities of $805 million, and shareholders' equity of $244 million. Professionals Group had approximately 8.9 million shares of common stock outstanding as of December 31, 2000.

      ProAssurance Corporation will own all of the stock of the Company and of Professionals Group. Upon completion of the consolidation, the Company's shareholders will exchange their shares on a one-for-one basis for shares of ProAssurance Corporation, and Professionals Group shareholders will exchange their shares for their choice of either $12.00 in cash and shares of stock in the new holding company having an assumed value of $14.00 based on the "market value" of the Company's stock during the twenty trading day period ending on June 25, 2001 or $26.00 cash. The amount of cash consideration payable with respect to each share of Professionals Group upon completion of the consolidation may be increased or decreased to reflect certain increases or decreases in the aggregate market value of Professionals Group's portfolio assets that occur between December 31, 1999 and the end of the second-to-last calendar month preceding the completion of the consolidation. At March 31, 2001, the Professionals Group estimates their portfolio adjustment would result in an increase in the cash payment of approximately $1.95 for each share of Professionals Group. At least 10% of the value of the consideration paid to the stockholders of Professionals Group, taken as a whole, must be represented by shares of stock in the new holding company. The cash payable to the shareholders of Professionals Group will be financed in part from cash dividends to ProAssurance Corporation from the Company and Professionals Group and will require that additional dividends be paid to the Company and Professionals Group from their respective insurance subsidiaries. ProAssurance Corporation will finance the balance of the cash needed for the consolidation through a credit agreement which was executed on May 10, 2001. The amount of cash to be derived from the insurance subsidiaries, as well as the terms of the bank financing, is subject to regulatory approval.

      The consolidation, which is subject to certain insurance and other regulatory approvals and to shareholder approvals, is expected to be completed on June 27, 2001. The combination of the Company and ProAssurance Corporation will be accounted for as a corporate reorganization of the Company and will be treated in a manner similar to a pooling of interests. The combination with Professionals Group will be accounted for as a purchase.


9.       COMMITMENTS AND CONTINGENCIES

                    Medical Assurance, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


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

LIQUIDITY AND CAPITAL RESOURCES

         The payment of losses, loss adjustment expenses (LAE), and operating expenses in the ordinary course of business is currently the Company's principal need for liquid funds. Cash provided from operating activities was sufficient during the first three months of 2001 to meet the Company's operating needs, and the Company believes those sources will be sufficient to meet its cash needs for operating purposes for at least the next twelve months. The Company believes that its reserves for losses and LAE are adequate to discharge outstanding contractual liabilities. To minimize the risk of adverse reserve development in the future, the Company maintains reinsurance at levels management considers to be strong and adequate; conducts regular actuarial reviews; and maintains adequate asset liquidity. The Company did not borrow any funds during the three months ended March 31, 2001.

         On June 22, 2000, the Company and Professionals Group, Inc. ("PICM") entered into an Agreement to Consolidate, which provides for the Company and PICM to become wholly owned subsidiaries of a newly formed holding company, ProAssurance Corporation ("ProAssurance"). PICM is an insurance holding company that offers medical professional liability insurance principally through its 100% owned subsidiary, ProNational Insurance Company, and automobile and personal lines insurance through its 84% owned subsidiary, MEEMIC Holdings, Inc. PICM's common stock is currently traded in the NASDAQ National Market under the trading symbol "PICM." Upon the consummation of the proposed consolidation, each share of the Company's common stock will be exchanged for one share of ProAssurance common stock; and each share of PICM common stock will be exchanged for either a combination of cash and ProAssurance common stock or cash only.

         ProAssurance has filed a registration statement on Form S-4 (Securities Exchange Commission File No. 333-49378) with respect to the shares of its common stock to be issued in the consolidation, which includes a description of the Agreement to Consolidate and the transaction contemplated thereby. Shareholders of the Company and Professionals Group are receiving a Notice and Proxy allowing them to vote on the proposed transaction at special meetings on June 25, 2001. The Company expects the merger to be approved at those meetings, and the transaction is expected to close on June 27, 2001. The shares of ProAssurance common stock issued to the Company and PICM shareholders will be listed on the New York Stock Exchange with trading expected to begin on June 28, 2001, under the trading symbol PRA; the shares of the Company common stock will be delisted from the New York Stock Exchange; and the shares of PICM common stock will be delisted from NASDAQ.

         The proposed consolidation will require a substantial cash payment to the PICM shareholders, which is likely to exceed $200 million. The Company anticipates that up to $135 million of the cash required for the consolidation will be funded from currently available cash and short-term investment assets of the Company and PICM and that the remainder of the requirement will be funded from a bank credit facility of up to $150 million, including a term loan of up to $110 million. This bank credit agreement was executed on May 10, 2001. The Company anticipates that operating cash flows of the insurance subsidiaries of ProAssurance will be sufficient to fund debt service on the bank loan.

         The Company continues to have available through a lending institution a line of credit in the amount of $40 million. This line is expected to be replaced by a revolving credit facility of up to $40 million made available to ProAssurance and its subsidiaries after the consolidation.

         The Company did not purchase any of its common shares during the first quarter of 2001, but did purchase approximately 98,000 shares of its common stock during April 2001 at a total cost of $1.3 million. As of April 30, 2001 the remaining Board purchase authorization is approximately 1,030,000 shares. The Company has purchased approximately 378,000 shares of Professionals Group common stock in the open market at a total cost of approximately $9.3 million or an average per share price of $24.59. The shares were purchased in anticipation of the consolidation in order to reduce the cost of the transaction.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Premiums


         The following table presents information related to consolidated written, earned and ceded premiums (in thousands):

                                           Three months ended
                                                 March 31
                                           -------------------     Increase
                                             2001        2000     (Decrease)
                                           -------------------    ---------

Direct and assumed premiums written        $ 78,870    $ 61,954    $ 16,916
                                           ========    ========    ========

Direct and assumed premiums earned         $ 62,160    $ 46,742    $ 15,418
Less:  Premiums ceded                        12,615       9,466       3,149
                                           --------    --------    --------
Net premiums earned                        $ 49,545    $ 37,276    $ 12,269
                                           ========    ========    ========


        Direct and assumed medical malpractice premiums written during the three months ended March 31, 2001 increased by $8.3 million as compared to the same period of 2000, from $55.1 million to $63.4 million. After giving effect to insureds that did not renew, a net increase of approximately $4.2 million resulted from rate increases and writing premiums at approved higher rates; see next paragraph.

         The Company believes that medical malpractice rate increases are warranted based on current loss trends (see discussion under "Losses"). The Company has begun implementing its approved rate increases; additional rate increases are planned. Additionally, the Company has reduced discretionary discounts in an effort to write premiums in all states at the Company's current filed and approved rates. As these measures are implemented, the Company may experience a loss of insureds. However, to date, the Company has maintained an approximate 88% retention rate. Since premiums are earned over an entire policy period (usually one-year) the full effect of the rate increases will phase in throughout the year after each policy is written at the higher price.

         The Company writes accident and health, workers compensation and multi-line premiums from time to time as opportunities arise. These policies historically yield lower margins than the Company's other lines of business and thus are not a primary focus of operations. However, this business has provided an opportunity to utilize the Company's capital and produces revenue from fees and commissions. Given the various uncertain market conditions in these areas, variations in premiums are expected. For the three months ended March 31, 2001 as compared to the same period of 2000, direct and assumed workers compensation and multi-line premiums written increased $3.6 million, and direct and assumed accident and health premiums written increased by $5.0 million. The Company's participation in these lines of business will be substantially reduced over the next twelve months.

         Direct and assumed medical malpractice premiums earned increased $6.9 million for the three months ended March 31, 2001 as compared to same period in 2000. Direct and assumed accident and health, workers compensation and multi-line premiums earned increased by $8.5 million during the three months ended March 31, 2001 as compared to the same period of 2000.

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

         Premiums ceded increased by approximately $3.1 million for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 primarily related to the increase in gross premiums earned.


Investment Income

         The Company had consolidated net investment income of $10.2 million for the three months ended March 31, 2001, as compared to $9.8 million for the three months ended March 31, 2000. Average invested assets for the three months ended March 31, 2001 were $29 million greater than the comparable period for 2000, and annualized average pre-tax investment yields remained the same.


Other Income

         Other income decreased by $0.2 million for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. The decrease is principally attributable to lower capital gains realized upon the sale of securities during the first quarter of 2001 compared to the first quarter of 2000.

Losses

         Consolidated losses and loss adjustment expenses (losses) and the related current year loss ratio are summarized in the following table (dollars in thousands). The current year loss ratio is based on net premiums earned.

                                      March 31, 2001          March 31, 2000
                                   -------------------     --------------------
                                                 Loss                    Loss
                                    Losses       Ratio      Losses       Ratio
                                   -------------------     --------------------

Incurred loss related to:
    Current year                   $ 46,986        95%     $ 39,655       106%
                                                 =====                   ======
    Prior years                           -                 (10,000)
                                   --------                --------
   Net incurred loss               $ 46,986                $ 29,655
                                   ========                ========


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

         The current accident year loss ratio (current accident year net loss divided by net premiums earned) decreased to 95% from 106%. This change is due to two factors. The first factor is an increase in premiums earned resulting from rate increases and the removal of discretionary discounts as described in the discussion of premiums. This improvement in rate adequacy resulted in a 4% decrease in the current accident year loss ratio after increasing loss costs were considered. Since the rate increases caused some physicians to obtain coverage elsewhere, the Company reduced the loss reserve for reporting endorsements to be issued in the event of Death, Disability, or Retirement
(DDR). This reduction resulted in a 1% decrease in the overall loss ratio.

         The second factor in the decrease in the loss ratio for the three months ended March 31, 2001 is an increase in premiums earned from accident and health, workers compensation, and multiline premiums, which typically carry a lower loss ratio than medical malpractice coverage. While the Company has made the decision to decrease emphasis on these lines, the normal variations in the premium volume in these lines resulted in higher premiums earned for the three months ended March 31, 2001 as compared to the same period in 2000. This increase in earned premiums resulted in a 6% decrease in the overall loss ratio for the current accident year.

                  Because of the increasing trends in severity and frequency of medical malpractice claims recognized by the Company during the year 2000, the per claim average ultimate payment of indemnity and loss adjustment expenses for recent accident years appears likely to exceed comparable averages for previous years. Although such per claim average remains within the level contemplated by the previously established reserves, the effect was no favorable loss development during the three months ended March 31, 2001 versus $10 million during the three months ended March 31, 2000. If these trends continue, the Company may experience higher levels of incurred losses in subsequent periods.

         Reinsurance recoveries increased by $4.1 million for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 principally due to the increase in gross losses. Amounts recoverable from reinsurers are estimated in a manner consistent with the loss liability associated with the reinsured policies. The Company continually reviews the levels of coverage ceded and the related costs.


Underwriting, Acquisition, and Insurance Expenses

         Underwriting, acquisition and insurance expenses are summarized in the following table (in thousands):

                                                        Three months ended
                                                              March 31
                                                        ------------------       Increase
                                                          2001       2000       (Decrease)
                                                        -------------------     ----------

Underwriting, acquisition and insurance expenses
    before reduction by ceding commissions earned       $ 14,025    $ 9,687       $ 4,338
Less:  Ceding commissions earned                           2,009      1,008         1,001
                                                        --------    -------       -------
Underwriting, acquisition and insurance expenses        $ 12,016    $ 8,679       $ 3,337
                                                        ========    =======       =======


         The increase in underwriting, acquisition and insurance expenses is primarily due to higher acquisition costs in 2001 as compared to 2000. Certain premiums, primarily workers compensation and accident and health, have higher acquisition costs than the Company's medical malpractice premiums. The increase in these premiums in 2001 over 2000 (see Premiums above) is the principal reason for the increase in acquisition costs.

         The increase in ceding commissions earned for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 is principally due to higher ceded workers compensation and accident and health premiums.

Income Taxes

         The Company's income tax provision is significantly affected by tax-exempt income from securities. Tax-exempt income was relatively unchanged from 2000 to 2001. Because of the substantial decrease in income before taxes, the Company has a total income tax benefit of $861,000 in 2001 compared to an effective income tax expense rate of 20% in 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK MARKET RISK

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

         At March 31, 2001 fixed maturity securities totaling $577 million, at fair value, including unrealized gains of $7 million, comprised 71% of the Company's invested assets of $810 million. Thus, the most significant market risk to the Company is interest rate risk related to the fixed maturity portfolio. The Company believes it is in a position to keep these investments until final maturity and does not invest in fixed maturity securities for trading purposes. Nevertheless, fluctuations in market interest rates may significantly impact the fair value of this portfolio.

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

         The Company estimates that the fair value of its fixed maturity portfolio and the weighted average effective duration would respond to fluctuations in market interest rates as follows:


                                                             Change in Interest Rate Basis Points
                                               -----------------------------------------------------------------
                                                                            Current
                                               -200 bps       -100 bps       Rates*        +100 bps      +200 bps
                                               --------       --------       ------        --------      --------

Projected fair value of portfolio (in
millions):                                       $612           $594          $576           $558          $541

Projected weighted average effective             2.74           2.75          2.83           2.92          2.95
duration of portfolio (in years):

*Current rates are as of March 31, 2001.


         At March 31, 2001 the fair value of the Company's investment in common stocks, excluding preferred stocks as discussed in the following paragraph, was $46 million, which included net unrealized losses of $6.8 million. These securities are subject to equity price risk. A hypothetical 10% increase in the market prices as of March 31, 2001 would increase the fair value of these securities to $51 million; a hypothetical 10% decrease would reduce the fair value to $41 million. The selected hypothetical change does not reflect what could be considered the best or worst scenarios.

         At March 31, 2001 the Company had a limited investment in preferred stocks. At March 31, 2001, these securities were carried at fair value of $33 million, which also approximated amortized cost. These securities carry fixed rates of return and thus, like fixed maturities, are primarily subject to interest rate risk. The fixed maturities table above does not include preferred stocks.

         The Company's cash and short-term investment portfolio at March 31, 2001 was on a cost basis which approximates its fair value. This portfolio lacks significant market rate sensitivity due to its short duration.

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

         - the Company's ability to retain current business, acquire new business, expand product lines, and a variety of other factors affecting daily operations such as, but not limited to, economic, legal, competitive, and market conditions which may be beyond the Company's control and are thus difficult or impossible to predict;

         - changes in the interest rate environment and/or the securities markets that adversely impact the fair value of the Company's investments or operations;

         - inability of the Company to achieve continued growth through expansion into other states or through acquisitions or business combinations;

         -        general economic conditions that are worse than anticipated;

         - inability to obtain regulatory approval of, or to implement, premium rate increases;

         - changes in the legal system that affect the frequency and severity of claims;

         - significantly increased competition among insurance providers and related pricing weaknesses in some markets;

         - changes in the availability, cost, quality, or collectibility of reinsurance; and

         - regulatory and legislative actions or decisions that adversely affect the Company.

         For every forward-looking statement, the Company claims the protection of the safe harbor for forward-looking statements under the Private Securities Litigation Reform Act of 1995.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         None.

(b) Reports on 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Medical Assurance, Inc.




  May 11, 2001                              By: /s/ James J. Morello
                                                --------------------
                                            James J. Morello, Treasurer
                                            (duly authorized officer and
                                            principal financial officer)